Form 10-Q
period 2022-03-31
Tenon Medical, Inc.
filed 2022-06-09
CIK 1560293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form
10-Q

(Mark One)
☒
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
or
☐
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41364

TENON MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-5574718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
104 Cooper Court Los Gatos, CA 95032	(408) 649-5760
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)
___________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TNON	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes
☒
    No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes
☒
    No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes
☐
   No
☒

As of June 9, 2022, the registrant had a total of 11,236,801 shares of its common stock, par value $0.001 per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•	Our ability to effectively operate our business segments;

•	Our ability to manage our research, development, expansion, growth and operating expenses;

•	Our ability to evaluate and measure our business, prospects and performance metrics;

•	Our ability and our national distributor’s ability to compete, directly and indirectly, and succeed in the highly competitive medical devices industry;

•	Our ability to respond and adapt to changes in technology and customer behavior;

•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

PART I – FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Tenon Medical, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,677	$2,917
Investments	—	4,404
Accounts receivable	64	76
Inventory	602	188
Prepaid expenses	82	87
Total current assets	5,425	7,672
Fixed assets - net	219	101
Deposits	41	41
Operating lease right-of-use asset	1,032	1,084
Deferred offering costs	428	374
TOTAL ASSETS	$7,145	$9,272

Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit
Current Liabilities
Accounts payable	$425	$478
Accrued expenses	970	1,088
Current portion of operating lease liability	227	202
Convertible notes payable and accrued interest; net of debt discount of $14 and $31 at March 31, 2022 and December 31, 2021, respectively	13,118	12,857
Convertible notes payable and accrued interest due to related parties; net of debt discount of $1 and $2 at March 31, 2022 and December 31, 2021, respectively	662	649
Total current liabilities	15,402	15,274
Operating lease liability – net of current portion	839	911
Total Liabilities	16,241	16,185

Commitments and Contingencies (Notes 6 and 9)
Convertible Preferred Stock
Series A convertible preferred stock, $0.001 par value; 4,500,000 and 2,805,839 shares authorized at March 31, 2022 and December 31, 2021, respectively; 2,550,763 shares issued and outstanding at March 31, 2022 and December 31, 2021; liquidation preference of $3,891	12,367	12,367
Series B convertible preferred stock, $0.001 par value; 491,222 shares authorized; 491,222 shares issued and outstanding at March 31, 2022 and December 31, 2021; liquidation preference of $2,447	1,272	1,272
Stockholders’ Deficit
Common stock, $0.001 par value; 130,000,000 and 10,487,904 shares authorized at March 31, 2022 and December 31, 2021, respectively; 989,954 shares issued and outstanding at March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	282	113
Accumulated deficit	(22,928)	(20,575)
Accumulated other comprehensive income (loss)	(91)	(91)
Total stockholders’ deficit	(22,736)	(20,552)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT	$7,145	$9,272

The accompanying notes are an integral part of these consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$71	$15
Cost of sales	275	11
Gross (Loss) Profit	(204)	4

Operating Expenses
Research and development expenses	562	87
Sales and marketing expenses	276	4
General and administrative expenses	1,037	102
Total Operating Expenses	1,875	193

Loss from Operations	(2,079)	(189)

Other Income (Expense)
Gain on investments	1	—
Interest expense	(274)	(11)
Other expense	(1)	(1)
Total Other Expense	(274)	(12)
Net Loss	(2,353)	(201)
Loss attributable to non-controlling interest	—	(1)
Net Loss Attributable to Tenon Medical, Inc.	$(2,353)	$(200)
Net Loss Attributable to Tenon Medical, Inc. Per Share of Common Stock
Basic and diluted	$(2.38)	$(0.24)

Weighted-Average Shares of Common Stock Outstanding
Basic and diluted	989,954	830,000

Consolidated Statements of Comprehensive Loss:
Net loss	$(2,353)	$(201)
Unrealized loss on investments	—	—
Change in foreign currency translation adjustment	—	—
Total Comprehensive Loss	(2,353)	(201)
Comprehensive loss attributable to non-controlling interest	—	(1)
Total comprehensive loss attributable to Tenon Medical, Inc.	$(2,353)	$(200)

The accompanying notes are an integral part of these consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit (Unaudited)
(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance at December 31, 2020	-	$-	491,222	$1,272	830,000	$1	$126	$(4,486)	$(57)	$1,707	$(2,709)
Stock-based compensation expense	-	-	-	-	-	-	4	-	-	-	4
Net loss	-	-	-	-	-	-	-	(200)	-	(1)	(201)
Balance at March 31, 2021	-	$-	491,222	$1,272	830,000	$1	$130	$(4,686)	$(57)	$1,706	$(2,906)
Balance at December 31, 2021	2,550,763	$12,367	491,222	$1,272	989,954	$1	$113	$(20,575)	$(91)	$-	$(20,552)
Stock-based compensation expense	-	-	-	-	-	-	169	-	-	-	169
Net loss	-	-	-	-	-	-	-	(2,353)	-	-	(2,353)
Balance at March 31, 2022	2,550,763	$12,367	491,222	$1,272	989,954	$1	$282	$(22,928)	$(91)	$-	$(22,736)

The accompanying notes are an integral part of these consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(2,353)	$(201)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	274	11
Stock-based compensation expense	169	4
Depreciation and amortization	10	—
Amortization of operating right-of-use asset	51	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	11	(9)
Inventory	(414)	11
Prepaid expenses and other assets	5	—
Accounts payable	(51)	41
Accrued expenses	(118)	(20)
Operating lease liability	(48)	—
Net cash used in operating activities	(2,464)	(162)

Cash Flows from Investing Activities
Sales of investments	4,404	—
Purchases of property and equipment	(128)	—
Net cash provided by investing activities	4,276	—

Cash Flows from Financing Activities
Deferred offering costs	(54)	(30)
Net cash used in financing activities	(54)	(30)

Effect of foreign currency translation on cash flow	2	(2)
Net Increase (Decrease) in Cash and Cash Equivalents	1,760	(194)

Cash and Cash Equivalents at Beginning of Period	2,917	245
Cash and Cash Equivalents at End of Period	$4,677	$51

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investment and financing activities:
Conversion of trade payable to law firm to note payable	$—	$131

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Financial Statements (unaudited)(in thousands, except share and per-share data)

1.  Organization and Business

Nature of operations

Tenon Medical, Inc. (the “Company”), was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. The Company is a medical device company that has developed a novel posterior approach to sacroiliac joint fusion for treatment of the most common types of sacroiliac joint disorders that cause lower back pain. The Company received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for its primary product, The CATAMARAN
TM
System. The Company is in the early stages of its commercial launch with its primary focus being on the US market.

Basis of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Tenon Technology AG (“TTAG”), a Swiss company. TTAG was a majority-owned subsidiary until October 28, 2021, at which date the Company acquired the remaining non-controlling interest of TTAG (see Note 8). All intercompany balances and transactions have been eliminated in consolidation.

2.  Summary of Significant Accounting Principles

Basis of presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited consolidated financial statements, which are included in our amended Registration Statement on Form S-1 filed with the SEC on April 20, 2022 (our “amended Registration Statement”).

These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in management’s opinion, reflect all adjustments consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial information. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

The financial statements of the subsidiary are prepared for the same reporting period as the parent, using consistent accounting policies in all material respects. The amount of consolidated net loss attributable to the Company and ownership interests in TTAG held by parties other than the Company are both presented on the face of the Consolidated Statements of Operations. Given that TTAG is a wholly-owned subsidiary as of March 31, 2022, this separate presentation has been discontinued for the three months then ended. Further, given that the Company purchased the non-controlling interest in TTAG as of October 28, 2021, the amount of consolidated net loss attributable to the Company and the non-controlling interest are both presented on the face of the Consolidated Statements of Operations and Comprehensive Loss.

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in our Registration Statement.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in our Registration Statement. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.

Going concern uncertainty and liquidity requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and starts the commercial launch of The CATAMARAN System. Based on the Company’s current level of expenditures, the Company believes that its existing cash and cash equivalents as of March 31, 2022 will not provide sufficient funds to enable it to meet its obligations through June 2022. On April 29, 2022, the Company closed an initial public offering of its common stock (see Note 12). The Company believes that the proceeds from the offering will provide sufficient funds to enable it to meet its obligations through for a period of at least twelve months from the date these consolidated financial statements were available to be released.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, realization of deferred tax assets, accrued liabilities, obsolescence of inventory, stock-based compensation and the fair value of the Company’s common stock and preferred stock.

Income Taxes

The Company accounts for income taxes utilizing ASC 740, “Income Taxes”. ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Impact of COVID-19

In March 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak to be a pandemic. During the years ended December 31, 2021 and 2020, the Company’s financial results were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these consolidated financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain and treat it.

Net loss per share

Basic net loss per share is based upon the weighted-average number of common shares outstanding. Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, stock options, and warrants) are converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company’s weighted-average common shares outstanding for basic and diluted are the same because the effect of the potential common stock equivalents is anti-dilutive.

The Company had the following dilutive common stock equivalents as of March 31, 2022 and December 31, 2021 which were excluded from the calculation because their effect was anti-dilutive.

	March 31, 2022	December 31, 2021
Common shares convertible from notes payable	2,118,591	2,079,510
Common shares convertible from preferred stock	1,520,996	1,520,996
Outstanding stock options	727,394	727,394
Outstanding warrants	25,000	25,000
Total	4,391,981	4,352,900

Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to the Company.

3.

Investments

The following table sets forth by level, within the fair value hierarchy, the Company’s investments at fair value as of March 31, 2022 and December 31, 2021:

Level 2
Corporate debt securities:
March 31, 2022	$—
December 31, 2021	$4,404

Cost and fair value of available-for-sale investments as of March 31, 2022 and December 31, 2021 are as follows:

	Amortized Cost	Unrealized Losses	Fair Value
Corporate debt securities:
March 31, 2022	$—	$—	$—
December 31, 2021	$4,404	$—	$4,404

The following table presents fair values and gross unrealized losses recorded to accumulated other comprehensive income as of March 31, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less Than 12 Months	Unrealized Losses
Corporate debt securities:
March 31, 2022	$—	$—
December 31, 2021	$4,404	$—

During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company did not recognize any significant other-than-temporary impairment losses because the Company does not intend to sell the investments before recovery of their amortized cost bases.

During the year ended December 31, 2021, there was a net gain of approximately $2 included in the Company’s net loss. Accrued interest as of December 31, 2021 was approximately $18 and is included in prepaid expenses in the Company’s consolidated balance sheet.

4.

Property and Equipment

Property and equipment, net, consisted of the following:

	March 31, 2022	December 31,2021
Reusable Product	$191	$77
IT Equipment	17	17
Lab Equipment	14	—
Office Furniture	9	9
Property and equipment, gross	231	103
Less: accumulated depreciation	(12)	(2)
Property and equipment, net	$219	$101

The Company recorded depreciation expense for the three-month periods ended March 31, 2022 and 2021 of approximately $10 and $0, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Accrued compensation	$752	$846
Accrued commissions	14	14
Other accrued expenses	204	228
Total accrued expenses	$970	$1,088

6. Debt

Convertible notes payable – parent company

During 2015, the Company issued a $53 convertible promissory note to a consultant that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $500, at a conversion price equal to 90% of the price per share paid by the other cash purchasers in the future financing. In June 2019, the note and its accrued interest to date was replaced by a $68 convertible promissory note that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $1,000, at a conversion price equal to 90% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of June 12, 2021. In May 2021, the note was again replaced by a $68 convertible promissory note with a maturity date of May 7, 2022 that, along with accrued interest at an annual rate of 8.0%, is automatically convertible upon an initial public offering (“IPO”) or a capital stock financing of at least $5,000. The conversion price is equal to 80% of the IPO price or $1.9565 per share in the event of a capital stock financing of at least $5,000. Since the conversion is contingent upon an event outside the Company’s control, the beneficial conversion feature will be recorded once the contingency is resolved. Accrued interest at March 31, 2022 and December 31, 2021 totaled approximately $15 and $14, respectively.

During 2016, the Company issued a $118 convertible promissory note to a vendor that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $500, at a conversion price equal to 90% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of January 1, 2019 and remained unpaid during 2019 and 2020. In April 2021, the note was replaced by a $118 convertible promissory note with a maturity date of April 30, 2022 that, along with accrued interest at an annual rate of 8.0%, is automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price is equal to 80% of the IPO price or $1.9565 per share in the event of a capital stock financing of at least $5,000. Since the conversion is contingent upon an event outside the Company’s control, the beneficial conversion feature will be recorded once the contingency is resolved. Accrued interest at March 31, 2022 and December 31, 2021 totaled approximately $59 and $56, respectively.

In October 2019, the Company issued a $70 convertible promissory note to the Company’s former Chief Executive Officer that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $500, at a conversion price equal to 80% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of October 12, 2022. In April 2021, the note was replaced by a $70 convertible promissory note with a maturity date of April 30, 2022 that, along with accrued interest at an annual rate of 8.0%, is automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price is equal to 70% of the IPO price or $1.9565 per share in the event of a capital stock financing of at least $5,000. Since the conversion is contingent upon an event outside the Company’s control, the beneficial conversion feature will be recorded once the contingency is resolved. Accrued interest at March 31, 2022 and December 31, 2021 totaled approximately $14 and $12, respectively.

In October 2019, the Company issued a $50 convertible promissory note to an investor that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $500, at a conversion price equal to 80% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of October 21, 2022. In May 2021, the note was replaced by a $50 convertible promissory note with a maturity date of May 3, 2022 that, along with accrued interest at an annual rate of 8.0%, is automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price is equal to 70% of the IPO price or $1.9565 per share in the event of a capital stock financing of at least $5,000. Since the conversion is contingent upon an event outside the Company’s control, the beneficial conversion feature will be recorded once the contingency is resolved. Accrued interest at March 31, 2022 and December 31, 2021 totaled approximately $10 and $9, respectively.

In November 2020, the Company issued a $200 convertible promissory note to the same investor that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $2,000, at a conversion price equal to 80% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of November 16, 2022. In May 2021, the note was replaced by a $200 convertible promissory note with a maturity date of May 3, 2022 that, along with accrued interest at an annual rate of 8.0%, is automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price is equal to 70% of the IPO price or 70% of the price per share paid by the other cash purchasers in the future financing. Since the conversion is contingent upon an event outside the Company’s control, the beneficial conversion feature will be recorded once the contingency is resolved. Accrued interest at March 31, 2022 and December 31, 2021was approximately $22 and $18, respectively.

In January 2021, the Company issued a promissory note of $131 to a law firm. The note bore interest at 3.0% per annum and had a maturity date of the earlier of July 27, 2021, the closing of a debt or equity financing, or the closing of a change in control transaction. The interest rate was to increase to 5.0% if all principal and interest had not been paid by the maturity date. The Company repaid this note and accrued interest in May 2021.

In April 2021, the Company issued two convertible promissory notes of $40 and $170 to the vendor described in the second paragraph above that, along with accrued interest at an annual rate of 8.0%, are automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price is equal to 70% of the IPO price or 70% of the price per share paid by the other cash purchasers in the future financing. Since the conversion is contingent upon an event outside the Company’s control, the beneficial conversion feature will be recorded once the contingency is resolved. Accrued interest at March 31, 2022 and December 31, 2021 totaled approximately $15 and $11, respectively.

From May through July 2021, in multiple rounds of closings the Company issued convertible promissory notes to multiple investors for aggregate proceeds of approximately $12,177, with maturity dates twelve months from the issuance dates. Of this amount, $620 of notes were issued to related officers, directors, and their family members, and a $50 note was issued to the Chief Executive Officer of the Representative described in Note 9. The notes, along with accrued interest at an annual rate of 8.0%, are automatically convertible upon an IPO, a capital stock financing of at least $5,000, or a change of control transaction. The conversion price upon an IPO or a capital stock financing is equal to the lesser of 70% of the price per share paid by the other cash purchasers, or the price per share at a Company valuation of $22,500. Upon a change of control, noteholders will receive the greater of a 100% premium on the outstanding principal, plus accrued interest, or the conversion of the principal and accrued interest into common stock at a Company valuation of $22,500. Since the conversion is contingent upon an event outside the Company’s control, the beneficial conversion feature will be recorded once the contingency is resolved. The Company recorded debt issuance costs of approximately $71 as a discount on the convertible notes payable balance. As of March 31, 2022, there was a remaining unamortized discount of approximately $15. Accrued interest at March 31, 2022 and December 31, 2021 was approximately $767 and $527, respectively.

Principal and interest payments on the convertible notes payable are due as follows:

2022	$12,893
Accrued interest	902
Total principal and interest	$13,795

Convertible notes payable – subsidiary

In June 2021, the Company’s subsidiary issued a convertible promissory note for approximately $107 to TTAG’s minority shareholder. This note, along with accrued interest at an annual rate of 8.0%, could be applied to future TTAG capital increases. The Company purchased this note and accrued interest of approximately $114 in October 2021 from TTAG’s minority shareholder.

7. Leases

In June 2021, the Company entered into a facility lease agreement for its company headquarters in Los Gatos, California. This non-cancelable operating lease expires in June 2026. The Company includes options that are reasonably certain to be exercised as part of the determination of lease terms. The Company may negotiate termination clauses in anticipation of any changes in market conditions, but generally these termination options are not exercised. Residual value guarantees are generally not included within operating leases. In addition to base rent payments, leases may require the Company to pay directly for taxes and other non-lease components, such as insurance, maintenance, and other operating expenses, which may be dependent on usage or vary month-to-month. Non-lease components were considered and determined not to be material. The Company determined if an arrangement is a lease at inception of the contract in accordance with guidance detailed in the new standard and performed the lease classification test as of the lease commencement date. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease’s commencement date based on the present value of lease payments over the lease term. When a lease did not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

Operating lease costs for the facility lease during the three months ended March 31, 2022 were approximately $135, and were included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2022	2021
Operating lease right-of-use assets	$1,032	$1,084

Operating lease liability, current	$(227)	$(202)
Operating lease liability, noncurrent	(839)	(911)
Total operating lease liabilities	$(1,066)	$(1,113)

Future maturities of operating lease liabilities as of March 31, 2022 were as follows:

2022	$286
2023	295
2024	303
2025	313
2026	66
Total lease payments	1,263
Less: imputed interest	(197)
Present value of operating lease liabilities	$1,066

Other information:

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2022	$70
Remaining lease term - operating leases (in years)	4.25
Average discount rate - operating leases	8.0%

8. Stockholders’ Equity

The Amended and Restated Certificate of Incorporation dated February 18, 2014 authorized the issuance of
3,937,550
shares of common stock and
2,099,525
shares of preferred stock, with a par value of $
0.001
per share. During April 2021 the Company increased the number of authorized shares to 7,000,000 shares of common stock and 2,460,802 shares of preferred stock, and increased the number of authorized shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) to 1,798,905. During October 2021 the Company increased the number of authorized shares to 10,487,904 shares of common stock and 3,297,061 shares of preferred stock. During February 2022, the Company increased the number of authorized shares to 130,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Preferred Stock

On October 28, 2021, the Company entered into an Agreement (the “Exchange Agreement”) with TTAG’s minority shareholder. Pursuant to the Exchange Agreement, TTAG’s minority shareholder agreed to exchange 574,033 shares of Series A Convertible Preferred Stock issued by TTAG, representing its entire ownership interest in TTAG, for the Company’s Series A Preferred Stock, representing a 24% ownership interest in the Company’s fully-diluted capital, which includes the pro forma conversion of all outstanding convertible preferred stock and promissory notes, options, and warrants. Pursuant to the terms of the Exchange Agreement, the Company has issued TTAG’s minority shareholder 2,550,763 shares of Series A Preferred Stock. These shares are subject to anti-dilution protection that maintains TTAG’s minority shareholder’s 24% ownership interest in the Company, excluding any shares issued by the Company in an initial public offering or a qualified offering of at least $5,000 at a per share price of at least $3.3737. The anti-dilution protection terminates upon the earlier of (i) the closing of an initial public offering; (ii) the conversion of the $12,177 convertible promissory notes described in Note 6; (iii) the repayment of the $12,177 convertible promissory notes described in Note 6, in the case of a change in control of the Company; or (iv) the liquidation of the Company.

In accordance with ASC 810-10-45-23, the Company did not recognize any gain or loss in the consolidated statements of operations and comprehensive loss in conjunction with the Exchange Agreement. The carrying value of the non-controlling interest in TTAG was reduced to zero, and the value of the Company’s investment in TTAG increased accordingly. The shares of Series A Preferred Stock issued were recorded at fair value. The difference between the increase in the Company’s investment and the fair value of the Series A Preferred Stock issued was recorded as a decrease in Additional Paid in Capital (“APIC”). The resulting negative APIC was then reclassified to accumulated deficit.

In a series of closings from 2012 through 2015, the Company issued an aggregate of 491,222 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) at $2.795 per share for proceeds of $1,272, net of stock issuance costs.

The Company classifies the convertible preferred stock outside of total stockholders’ deficit because, in the event of certain deemed liquidation events that are not solely within the control of the Company, the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable of occurring at March 31, 2022. Subsequent adjustments to increase or decrease the carrying values to the ultimate liquidation values will be made only if, and when, it becomes probable that such a liquidation event will occur.

Conversion

At the option of the holder, shares of Series A and Series B Preferred Stock are convertible into common stock at a conversion rate of one-to-0.5, subject to adjustments for stock dividends, splits, combinations, and similar events. Automatic conversion will occur in the event of a firmly underwritten public offering of common stock of the Company at a price of at least $4.00 per share, subject to appropriate adjustments for stock dividends, splits, combinations, and similar events, and with total gross proceeds to the Company of at least $15,000, before deduction of underwriters’ commissions and expenses.

Redemption

The shares of the Series A and Series B Preferred Stock are redeemable only upon acquisition or liquidation of the Company.

Liquidation preference

With respect to any distributions in connection with a liquidation, dissolution or winding up of the Company, or in connection with the sale of voting control of all or substantially all of the assets of the Company, by way of merger, acquisition, consolidation or similar transaction, prior to any distribution to common stockholders, the holders of Series A and Series B Preferred Stock are entitled to receive $1.526 and $4.981 per share, respectively, plus any declared but unpaid dividends, adjusted to reflect any dividends previously paid. If, upon the occurrence of such event, the assets and funds distributed among the holders of Series A and Series B Preferred Stock shall be insufficient to permit the payment to such holders of the full liquidation preference amounts, the entire assets and funds of the Company legally available shall be distributed ratably among the preferred stockholders in proportion to the preferential amount to which each holder is entitled.

After payment of the liquidation preferences, the holders of common stock are entitled to receive the remaining assets of the Company available for distribution to its stockholders pro rata based on the number of shares of common stock held by each holder.

Voting rights

The holders of vested shares of common stock shall be entitled to vote on any matter submitted to a vote of the stockholders and each such holder shall be entitled to one vote per share of common stock held. The holders of Series A and Series B Preferred Stock shall be entitled to vote together with the common stock as a single class on any matter submitted to a vote of the stockholders. Holders of Series A and Series B Preferred Stock shall be entitled to the number of votes equal to the number of common stock issuable upon conversion of their respective Series A and Series B Preferred Stock at the time such shares are voted. The holders of a majority of the preferred stock have additional voting rights as specified in the Company’s Amended and Restated Certificate of Incorporation, as amended.

Equity awards

In 2012, the Board of Directors of the Company (the “Board”) approved the Tenon Medical, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of common stock options, appreciation rights, and other awards to employees, directors, and consultants. Options issued under the 2012 Plan generally vest over a period of two to four years and have a 10-year expiration date. In April 2021, the Board increased the number of shares of common stock reserved for issuance under the 2012 Plan to 662,516. In July 2021, the Board increased the number of shares of common stock reserved for issuance under the 2012 Plan to 737,516. In August 2021, the Board increased the number of shares of common stock reserved for issuance under the 2012 Plan from 737,516 shares to 799,266 shares and approved the form of a 2022 Equity Incentive Plan. See Note 12.

The Company adopted the fair value recognition provisions in accordance with authoritative guidance related to equity-based payments. Compensation expense in 2022 and 2021 includes the portion of awards vested in the periods for all equity-based awards granted, based on the grant date fair value estimated using a Black-Scholes option valuation model, consistent with authoritative guidance.

A summary of the Company’s share option activity is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value
Options outstanding at December 31, 2021	727,394	$5.32	$2,882
Granted	—	$—
Forfeited	—	$—
Options outstanding at March 31, 2022	727,394	$5.32	$2,882
Options vested and exercisable at March 31, 2022	282,060	$4.24	$1,419

The following table sets forth stock-based compensation expense recognized for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Research and development	$29	$—
Sales and marketing	12	4
General, and administrative	128	-
Total stock-based compensation expense	$169	$4

As of March 31, 2022, there was approximately $1,309 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.17 years.

There were no option grants during the three-month period ended March 31, 2022. There were 10,122 stock option shares available to be issued at March 31, 2022.

Warrants

During 2020, the Company issued warrants to purchase 25,000 shares of common stock to a consultant. The warrants, which are equity-classified, are immediately exercisable at an exercise price of $5.20 per share. The fair value of the warrants on the grant date was $2.30 per warrant, which was calculated based on the following weighted-average assumptions, using a Black-Scholes option valuation model: expected term of 5.00 years; expected volatility of 51.88%; dividend yield of 0%, and risk-free interest rate of 0.30%. The Company recorded deferred offering costs of approximately $58 associated with these warrants during 2020.

9.  Commitments and Contingencies

Sales Representative Agreement

In April 2020, the Company entered into an Exclusive Sales Representative Agreement, under which the counterparty to the agreement (the “Representative”) received exclusive rights to market, promote, and distribute The CATAMARANTM System in the United States and Puerto Rico. The agreement is for an initial period of five years, and automatically renews for an additional five years unless written notice is given by either party prior to April 27, 2023. The agreement provides for a bonus to be paid to the Representative upon an acquisition or IPO. In May 2021 the Company entered into an Amended and Restated Exclusive Sales Representative Agreement. In connection with the amended agreement, the Company paid $500 cash and issued 53,757 shares of common stock to the Representative, for which the Company recorded a combined total of approximately $880 as sales and marketing expense. In addition, the Representative received anti-dilution protections to maintain ownership of 3.0% of the fully diluted equity of the Company through the date of an initial public offering. In October, 2021, the Company issued 44,447 shares with a fair value of approximately $333 to the Representative in accordance with the anti-dilution provision. The amended agreement restructured the calculation of the bonus paid to the Representative upon an acquisition, removed the bonus payable upon an IPO, and allows the Company to terminate the amended agreement as long as the bonus paid to the Representative is at least $6,000.

In June 2021, the Company issued a $50 convertible note payable to the Chief Executive Officer of the Representative, as part of the convertible debt offering described in Note 6.

Litigation

In the normal course of business, the Company may possibly be named as a defendant in various lawsuits.

On September 2, 2021, Khalid Mentak, a former director and Chief Executive Officer of the Company filed an arbitration claim with the American Arbitration Association (“AAA”) against the Company, asserting damages in excess of $3,000, plus attorneys’ fees and other costs, for alleged unpaid wages, defamation, and other claims. The Company maintains that any such claim has an upper limit of $600 because the services provided by Mr. Mentak are governed by a Consulting Agreement between the Company and Key Medical, Inc (“Key Medical”), a company which Mr. Mentak served as Chief Executive Officer. The AAA proceeding was also initiated pursuant to the arbitration provision in the Consulting Agreement. The parties have selected an arbitrator and the Company filed a motion to dismiss the proceeding as currently pled because the proper parties should be Key Medical and the Company, and not Mr. Mentak as an individual. The arbitrator ruled that Mr. Mentak was the real-party-in-interest and denied the motion, without prejudice to any arguments on the merits of the underlying claims. On March 1, 2022, Mr. Mentak filed a more detailed Statement of Claims, which the Company responded to on March 16, 2022. The Company also filed a cross-complaint for declaratory relief seeking to establish its rights and obligations under the Consulting Agreement with respect to the claimant and Key Medical, which was formally named a defendant in the cross complaint. The claimant has objected to the cross-complaint as unnecessary, and the objection is under submission. The arbitration hearing has been set for the week of November 14, 2022, and the parties are engaging in pre-hearing matters. There have been some overtures toward resolution, but the parties have not bridged their differences. While the Company is unable to provide any assurances as to the ultimate outcome of this matter, it believes the claim for additional compensation is without merit and intends to vigorously defend against it. The Company is currently unable to estimate the costs of the arbitration, including any potential damages if the other party were to prevail on its claim. As of March 31, 2022 and December 31, 2021, approximately $600 owed to this party was included in accrued expenses in respect of these services. No additional amounts relating to this matter have been recorded in the consolidated financial statements as of the date these consolidated financial statements were available for issuance. See Note 12.

10. Concentrations

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company maintains cash balances at financial institutions located in California and Switzerland. Accounts at the U.S. financial institutions are secured by the Federal Deposit Insurance Corporation. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

The Company grants unsecured credit to its customers based on an evaluation of the customer’s financial condition and a cash deposit is generally not required. Management believes its credit policies do not result in significant adverse risk and historically has not experienced significant credit-related losses.

Currency risk

The Company’s subsidiary, Tenon Technology AG, realizes a portion of its expenses in Swiss francs. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. At March 31, 2022 and December 31, 2021, approximately $25 and $21, respectively, of the Company’s net monetary assets were denominated in Swiss francs. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

11. Related Party Transactions

During 2018 through 2020, the Company’s subsidiary issued convertible promissory notes to TTAG’s minority shareholder. In November 2020, these notes payable and accrued interest were converted into TTAG shares. In June 2021, the Company’s subsidiary issued a convertible promissory note for approximately $107 to TTAG’s minority shareholder. The Company purchased this note and accrued interest of $114 in October 2021 from TTAG’s minority shareholder. See Note 6.

The Company had a consulting agreement with a company owned by the former Chief Executive Officer of the Company. Under this consulting agreement, the Chief Executive Officer was to provide services from 2015 through June 1, 2021. Total payments under the consulting agreement of $600 are to be paid as follows: (a) $300 paid upon closing of financing round of at least $5,000, followed by twelve monthly payments of $25 per month; (b) $300 paid upon achieving at least $3,000 of annual revenue and a financing round of less than $5,000; or (c) the entire $600 payable immediately upon an acquisition of the Company. During the three months ended March 31, 2022 and March 31, 2021, the Company recorded consulting expense of $25 and $0, respectively, related to this agreement. As of March 31, 2022 and December 31, 2021, approximately $600 owed to this party was included in accrued expenses with respect of these services. The former Chief Executive Officer has filed for arbitration against the Company for claims under this consulting agreement. See Note 9.

During 2021, the Company issued convertible promissory notes totaling $620 to officers, directors, and their family members. See Note 6. In addition, a note was issued to the Chief Executive Officer of the Representative described in Note 9.

On October 28, 2021, the Company entered into an agreement with TTAG’s minority shareholder. See Note 8. Pursuant to the terms of the Exchange Agreement, the Company purchased the convertible note and accrued interest between TTAG and Zuhlke Ventures AG (“ZVAG”), TTAG’s minority shareholder, in the amount of approximately $114.

On December 31, 2021, the Company and TTAG entered into the IP Sale and Purchase Agreement, whereby TTAG transferred certain patents and trademarks to the Company. In connection with this transfer, the Company issued an unsecured promissory note to TTAG in the amount of $818 which eliminates in consolidation.

12. Subsequent Events

On January 10, 2022 and February 2, 2022, the Board and stockholders, respectively, of the Company approved the Tenon Medical, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), which was to be deemed effective on April 25, 2022. The number of shares of common stock that may be subject to awards and sold under the 2022 Plan is equal to 1,600,000. Automatic annual increases in number of shares available for issuance under the 2022 Plan is equal to the least of (a) 1,100,000 shares, (b) 4% of the total number of shares of all classes of common stock outstanding on the last day of the immediately preceding fiscal year, or (c) such number determined by the 2022 Plan administrator no later than the last day of the immediately preceding fiscal year. Annual increases will continue until the tenth anniversary of the earlier of the Board or stockholder approval of the 2022 Plan, which is January 10, 2032.

On April 6, 2022, we effected a 1:2 reverse stock split (the “Reverse Stock Split”) by filing an amendment to the Company’s Amended and Restated Certificate Incorporation, as amended, with the Delaware Secretary of State. The Reverse Stock Split combined every two shares of our common stock issued and outstanding immediately prior to effecting the Reverse Stock Split into one share of common stock. Similarly, shares of Series A and Series B Preferred Stock are convertible into common stock at a conversion rate of one-to-0.5, subject to adjustments for stock dividends, splits, combinations, and similar events. No fractional shares were issued in connection with the Reverse Stock Split. All historical and per share amounts reflected throughout this document have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

On April 26, 2022, the following events occurred:

•
The Registration Statement relating to the IPO was declared effective by the SEC. The IPO consisted of 3,200,000 shares of common stock, par value $0.001 per share at a public offering price of $5.00 per share.

•
Pursuant to the Underwriting Agreement dated April 26, 2022, between the Company, The Benchmark Company, LLC (“Benchmark”) and Valuable Capital Limited (together with Benchmark, the “Underwriters”), the Company granted the Underwriters warrants to purchase a total of 96,000 shares of the Company’s common stock. The warrants expire on the fifth anniversary of the commencement of sales under the IPO.

On April 27, 2022, the shares of the Company’s common stock began trading on the Nasdaq Capital Market LLC under the symbol “TNON.”

On April 29, 2022, the following events occurred:

•
The IPO closed, and the Company received approximately $14,617,400 in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated IPO expenses payable by the Company.

•
As a result of the completion of the IPO and as required under the terms of the convertible notes payable described in Note 6, the Company converted the entirety of the related outstanding principal and accrued interest to 3,955,415 shares of the Company’s common stock at the conversion price detailed in Note 6 and issued the common stock to the noteholders, fully satisfying the Company’s obligations.

•
As result of the completion of the IPO, the Company converted all shares of Series A and Series B Preferred Stock to 2,693,342 shares of the Company’s common stock at the conversion rate detailed in Note 8 and issued the common stock to the preferred stockholders, fully satisfying the Company’s obligations. This includes 1,172,346 shares issued to TTAG’s minority shareholder in accordance with the anti-dilution protection provisions of the Exchange Agreement. See Note 8.

•
In accordance with the Amended and Restated Exclusive Sales Representative Agreement executed in May 2021, the counterparty to the agreement received anti-dilution protections to maintain ownership of 3.0% of the fully diluted equity of the Company through the date of an initial public offering and was issued 312,351 shares of the Company’s common stock to the Representative, fully satisfying the Company’s obligations.

•	As a result of the completion of the IPO, the Company issued 85,739 shares of its common stock to a consultant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in the Registration Statement. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Overview

Tenon Medical, Inc., a medical device company formed in 2012, has developed a proprietary, U.S. Food and Drug Administration (“FDA”) approved surgical implant system, which we call The CATAMARAN
TM
SIJ Fusion System (“The CATAMARAN System”), designed to fuse one or both sacroiliac joints (“SI-Joint”) to treat SI-Joint dysfunction that often causes severe lower back pain. Published clinical studies have shown that 15% to 30% of all chronic lower back pain is associated with the SI-Joint. We believe that the implant design and procedure we have developed, along with the 2D and 3D protocols for proper implantation will be received well by the clinician community who have been looking for a next generation device. Our initial clinical results indicate that The CATAMARAN System implant is promoting fusion across the joint as evidenced by CT scans which is the gold standard widely accepted by the clinical community. We are preparing for a national launch of The CATAMARAN System through a national distributor to address the greatly underserved market opportunity that exists.

We have incurred net losses since our inception in 2012. During the first three months of 2022 and 2021, we had net losses of approximately $2,353,000, and $201,000, respectively. As of March 31, 2022, we had an accumulated deficit of approximately $23.0 million. To date, we have financed our operations primarily through private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

Reverse Stock Split

On April 6, 2022, we effected the Reverse Stock Split. Any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the nearest whole share. Our authorized common stock was not impacted by the Reverse Stock Split. Immediately after the Reverse Stock Split there were 989,954 shares of our common stock outstanding. Profit per share and share amounts for the condensed consolidated financial statements as of and for the periods ended March 31, 2022 and 2021 reflect the impact of the Reverse Stock Split. Further, we have retrospectively adjusted the 2021 and 2020 financial statements for profit per share and share amounts as a result of the Reverse Stock Split.

Components of Results of Operations

Revenue

We derive substantially all our revenue from sales of The CATAMARAN System to a limited number of clinicians. Revenue from sales of The CATAMARAN System fluctuates based on volume of cases (procedures performed), discounts, and the number of implants used for a particular patient. Similar to other orthopedic companies, our revenue can also fluctuate from quarter to quarter due to a variety of factors, including reimbursement, changes in independent sales representatives and physician activities.

Cost of Goods Sold, Gross Profit, and Gross Margin

We utilize contract manufacturers for production of The CATAMARAN System implants and instrument sets. Cost of goods sold consists primarily of costs of the components of The CATAMARAN System implants and instruments, quality inspection, packaging, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. We anticipate that our cost of goods sold will increase in absolute dollars as case levels increase.

Our gross margins have been and will continue to be affected by a variety of factors, including the cost to have our product manufactured for us, pricing pressure from increasing competition, and the factors described above impacting our revenue.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of consulting expenses, salaries, sales commissions and other cash and stock-based compensation related expenses. We expect operating expenses to increase in absolute dollars as we continue to invest and grow our business.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of stock-based compensation expense and independent sales representative training and commissions. Starting in May 2021, commissions to our national distributor have been based on a percentage of sales and we anticipate that these commissions will make up a significant portion of our sales and marketing expenses. We expect our sales and marketing expenses to increase in absolute dollars with the commercial launch of The CATAMARAN System resulting in higher commissions, increased The CATAMARAN System clinician and sales representative training, and the start of clinical studies to gain wider clinician adoption of The CATAMARAN System. Our sales and marketing expenses may fluctuate from period to period due to timing of sales and marketing activities related to the commercial launch of our product.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development, regulatory expenses, and consulting services, outside prototyping services, outside research activities, materials, and other costs associated with development of our product. Research and development expenses also include related personnel and consultants’ compensation and stock-based compensation expense. We expense research and development costs as they are incurred. We expect research and development expense to increase in absolute dollars as we improve The CATAMARAN System, develop new products, add research and development personnel, and undergo clinical activities that may be required for regulatory clearances of future products.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, consultants’ compensation, stock-based compensation expense, and other costs for finance, accounting, legal, compliance, and administrative matters. We expect our general and administrative expenses to increase in absolute dollars as we add personnel and IT infrastructure to support the growth of our business. We also expect to incur additional general and administrative expenses as a result of operating as a public company, including but not limited to: expenses related to compliance with the rules and regulations of the SEC and those of The Nasdaq Capital Market LLC on which our securities will be traded; additional insurance expenses; investor relations activities; and other administrative and professional services. While we expect the general and administrative expenses to increase in absolute dollars, we anticipate that it will decrease as a percentage of revenue over time.

Gain (Loss) on Investments, Interest Expense and Other Income (Expense), Net

Gain (loss) on investments consists of interest income and realized gains and losses from the sale of our investments in money market and corporate debt securities. Interest expense is related to borrowings and includes deemed interest derived from the beneficial conversion prices of notes payable. Other income and expenses have not been significant to date.

Results of Operations

The following table sets forth our results of operations for the period presented:

	Three Months Ended March 31, (In thousands)
Consolidated Statements of Operations Data:	2022	2021
Revenue	$71	$15
Cost of goods sold	275	11
Gross (loss) profit	(204)	4
Operating expenses:
Research and development	562	87
Sales and marketing	276	4
General and administrative	1,037	102
Total operating expenses	1,875	193
Loss from operations	(2,079)	(189)
Interest and other income (expense), net:
Gain on investments	1	—
Interest expense	(274)	(11)
Other expense	(1)	(1)
Net loss	(2,353)	(201)
Loss attributable to non-controlling interest	—	(1)
Net loss attributable to Tenon Medical, Inc.	$(2,353)	$(200)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended March 31,
Consolidated Statements of Operations Data:	2022	2021
Revenue	100%	100%
Cost of goods sold	383	73
Gross profit	(283)	27
Operating expenses:
Research and development	784	555
Sales and marketing	385	30
General and administrative	1,446	648
Total operating expenses	2,615	1,232
Loss from operations	(2,898)	(1,205)
Interest and other income (expense), net:
Gain on investments	1	—
Interest expense	(382)	(72)
Other expense	(1)	(4)
Net loss	(3,280)	(1,281)
Loss attributable to non-controlling interest	—	(5)
Net loss attributable to Tenon Medical, Inc.	(3,280)%	(1,276)%

Comparison of the Three Months Ended March 31, 2022 and 2021 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$71	$15	$56	373%
Cost of goods sold	275	11	264	2,400%
Gross (loss) profit	$(204)	$4	$(208)	(5,200)%
Gross margin	(287)%	27%

Revenue.
Revenue increased approximately $56 or 373%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to an 80% increase in the number of surgical procedures in which The CATAMARAN System was used, combined with lower revenue per procedure due to a national distribution agreement in effect for sales from July 2020 through April of 2021 that decreased the amount of revenue that the Company was able to recognize per surgical procedure.

Cost of Goods Sold, Gross Profit, and Gross Margin.
 Total cost of goods sold increased approximately $264 or 2,400%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in cost of goods sold is due to a 7,844% year-over-year increase in operations overhead spending as the Company progressed toward commercial launch of The CATAMARAN system, combined with an 80% year-over-year increase in the number of surgical procedures. Gross (loss) profit decreased approximately $208 or 5,200%, to a gross loss of approximately $204 due to the increases in overhead spending and the number of surgical procedures. Gross margin percentage decreased from 27% to negative 283%, driven by higher operations overhead spending, and partially offset by higher revenue per procedure from resulting from an amended and restated national distribution agreement.

Operating Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Research and development	$562	$87	$475	546%
Sales and marketing	276	4	272	6,800%
General and administrative	1,037	102	935	917%
Total operating expenses	$1,875	$193	$1,682

Research and Development Expenses.
Research and development expenses increased approximately $475, or 546%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to increased payroll expenses, and professional fees of approximately $403 and $129, respectively. The increase in consulting expenses relates to a quality/regulatory consulting group hired in May 2021 to upgrade our quality system. The increase in payroll expenses reflects the fact that we did not have any employees during the first three months of 2021.

Sales and Marketing Expenses.
Sales and marketing expenses increased approximately $272, or 6,800%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to increased sales training expenses ($72), payroll expenses ($65), sales commissions ($43), consulting fees ($32), and marketing collateral expenses ($25).

General and Administrative Expenses
. General and administrative expenses increased approximately $935, or 917%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to increased payroll expenses ($293), consulting and legal fees ($279 and $143, respectively), stock-based compensation ($128), and rent expense ($73). The significant increase in general and administrative expenses was a result of the Company’s ongoing transition to an operating company with formalization and amendment of consulting and sales representative agreements, an audit of the Company’s 2021 audited consolidated financial statements, and the creation of an infrastructure to support future growth through the hiring of employees and establishment of a facility lease.

Gain (Loss) on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments increased approximately $1 for the twelve months ended March 31, 2022 compared to the three months ended March 31, 2021, due to interest on our investments in money market and corporate debt securities. We did not have any investments in corporate debt securities during the three months ended March 31, 2021. Interest expense increased approximately $263, or 2,336%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an $12.2 million increase in the level of borrowings associated with closing a new convertible debt offering during May through July 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $4.7 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, and the sale of our products. As of March 31, 2022, we had $13.8 million of outstanding debt and accrued interest, net of debt discounts.

As of March 31, 2022, we had an accumulated deficit of $22.9 million. During the first three months of 2022 and 2021, we incurred net losses of $2.4 million and $0.2 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. Based on the Company’s current level of expenditures, the Company believes that its existing cash and cash equivalents as of March 31, 2022 will not provide sufficient funds to enable it to meet its obligations through June 2022.

On April 29, 2022, the Company closed an initial public offering of its common stock. Based upon our current operating plan, we believe that the net proceeds from this initial public offering, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the date these consolidated financial statements were available to be released. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues from The CATAMARAN System; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our sales and marketing efforts, research and development activities, or other operations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, and collaborations or licensing arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2022:

	Payments Due By Period (In thousands)
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Principal obligations on the debt arrangements	$12,893	$12,893	$—	$—	$—
Interest obligations on the debt arrangements	902	902	—	—	—
Operating leases	1,263	286	598	378	—
Purchase obligations	—	—	—	—	—
Total	$15,058	$14,081	$598	$378	$—

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(2,464)	$(162)	$(2,302)	1,421%
Investing activities	4,276	—	4,276	N/A
Financing activities	(54)	(30)	(24)	80%
Effect of foreign currency translation on cash flow	2	(2)	4	(200)%
Net increase (decrease) in cash and cash equivalents	$1,760	$(194)	$1,954

Net cash used in operating activities increased $2.3 million, or 1,421%, from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase in the net cash used in operating activities was primarily due to an increase of $2.4 million in our net loss during the three months ended March 31, 2022 as we continued to utilize the cash received from our convertible debt offering during May through July of 2021, partially offset by an increase in non-cash interest and stock-based compensation expenses totaling $0.4 million.

Net cash provided by investing activities increased $4.3 million from the three months ended March 31, 2021 to the three months ended March 31, 2022. Cash provided by investing activities for the three months ended March 31, 2022 was primarily due to the sale of short-term investments, partially offset by the purchase of $0.1 million of property and equipment.

Cash provided by financing activities was not significant for the three months ended March 31, 2022 and the three months ended March 31, 2021.

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. For the three months ended March 31, 2022, there were no significant changes to our existing critical accounting policies which are included in the Registration Statement.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. This lack of segregation of duties leads management to conclude that the Company’s disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over our Exchange Act reporting disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

On September 2, 2021, Khalid Mentak, a former director and Chief Executive Officer of the Company filed an arbitration claim with the American Arbitration Association (“AAA”) against us, asserting damages in excess of $3 million, plus attorneys’ fees and other costs, for alleged unpaid wages, defamation, and other claims. We maintain that any such claim has an upper limit of $600,000 because the services provided by Mr. Mentak are governed by a Consulting Agreement between us and Key Medical, Inc (“Key Medical”), a company which Mr. Mentak served as Chief Executive Officer. The AAA proceeding was also initiated pursuant to the arbitration provision in the Consulting Agreement. The parties have selected an arbitrator and we filed a motion to dismiss the proceeding as currently pled because the proper parties should be Key Medical and the Company, and not Mr. Mentak as an individual. The arbitrator ruled that Mr. Mentak was the real-party-in-interest and denied the motion, without prejudice to any arguments on the merits of the underlying claims. On March 1, 2022, Mr. Mentak filed a more detailed Statement of Claims, which we responded to on March 16, 2022. We also filed a cross-complaint for declaratory relief seeking to establish our rights and obligations under the Consulting Agreement with respect to the claimant and Key Medical, which was formally named a defendant in the cross complaint. The claimant has objected to the cross-complaint as unnecessary, and the objection is under submission. The arbitration hearing has been set for the week of November 14, 2022, and the parties are engaging in pre-hearing matters. There have been some overtures toward resolution, but the parties have not bridged their differences. While we are unable to provide any assurances as to the ultimate outcome of this matter, we believe the claim for additional compensation is without merit and intend to vigorously defend against it. We are currently unable to estimate the costs of the arbitration, including any potential damages if the other party were to prevail on its claim.

ITEM 1A.  RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in the Registration Statement on Form S-1 (File No. 333-260931), as amended, originally filed with the U.S. Securities and Securities Exchange Commission (“SEC”) on November 10, 2021 (the “Registration Statement”).

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

None.

(B) Use of Proceeds

The Registration Statement for our IPO was declared effective by the SEC on April 26, 2022. The IPO consisted of 3,200,000 shares of common stock, par value $0.001 per share, at a public offering price of $5.00 per share. On April 29, 2022, the IPO closed, and the Company received approximately $14,617,400 in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated IPO expenses payable by the Company.

There has been no material change in the planned use of proceeds from such use as described in the Company’s Registration Statement on Form S-1 (File No. 333-260931), as amended.

(C) Issuer Purchases of Equity Securities

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

Subsequent Events

On January 10, 2022 and February 2, 2022, the Company’s Board of Directors (“Board”) and its stockholders approved the Tenon Medical, Inc. 2022 Equity Incentive Plan (“2022 Plan”), respectively, of which was to be deemed effective on April 25, 2022. The number of shares of common stock that may be subject to awards and sold is equal to 1,600,000. Automatic annual increases in number of shares available for issuance under the 2022 Plan is equal to the least of (a) 1,100,000 shares, (b) 4% of the total number of shares of all classes of common stock outstanding on the last day of the immediately preceding fiscal year, or (c) such number determined by the 2022 Plan administrator no later than the last day of the immediately preceding fiscal year. Annual increases will continue until the tenth anniversary of the earlier of the Board or stockholder approval of the 2022 Plan, which is January 10, 2032.

On April 6, 2022, we effected a 1:2 reverse stock split (the “Reverse Stock Split”) by filing an amendment to the Company’s Amended and Restated Certificate Incorporation, as amended, with the Delaware Secretary of State. The Reverse Stock Split combined every two shares of our common stock issued and outstanding immediately prior to effecting the Reverse Stock Split into one share of common stock. Similarly, shares of Series A and Series B Preferred Stock are convertible into common stock at a conversion rate of one-to-0.5, subject to adjustments for stock dividends, splits, combinations, and similar events. No fractional shares were issued in connection with the Reverse Stock Split. The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

On April 26, 2022, the following events occurred:

•
The Registration Statement relating to the initial public offering of the Company (“IPO”) was declared effective by the SEC. The IPO consisted of 3,200,000 shares of common stock, par value $0.001 per share, at a public offering price of $5.00 per share.

•
Pursuant to the Underwriting Agreement dated April 26, 2022, between the Company, The Benchmark Company, LLC (“Benchmark”) and Valuable Capital Limited (together with Benchmark, the “Underwriters”), on April 26, 2022, the Company granted the Underwriters warrants to purchase a total of 96,000 shares of the Company’s common stock. The warrants expire on the fifth anniversary of the commencement of sales under the IPO.

On April 27, 2022, the shares of the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “TNON.”

On April 29, 2022, the following events occurred:

•
The IPO closed, and the Company received approximately $14,617,400 in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated IPO expenses payable by the Company.

•
As a result of the completion of the IPO and as required under the terms of the convertible notes payable described in Note 6 of Part I, Item I of this Quarterly Report on Form 10-Q, the Company converted the entirety of the related outstanding principal and accrued interest to 3,955,415 shares of the Company’s common stock at the conversion price detailed in Note 6 and issued the common stock to the noteholders, fully satisfying the Company’s obligations.

•
As a result of the completion of the IPO, the Company converted all shares of Series A and Series B Preferred Stock to 2,693,342 shares of the Company’s common stock at the conversion rate detailed in Note 8 of Part I, Item I of this Quarterly Report on Form 10-Q, and issued the common stock to the preferred stockholders, fully satisfying the Company’s obligations. This includes 1,172,346 shares issued to Zuhlke Ventures AG, in accordance with the anti-dilution protection provisions of the Exchange Agreement entered into between the Company and
Zuhlke Ventures AG
on October 28, 2021.

•
In accordance with the Amended and Restated Exclusive Sales Representative Agreement executed in May 2021, the counterparty to the agreement (the “Representative”) received anti-dilution protections to maintain ownership of 3.0% of the fully diluted equity of the Company through the date of an initial public offering. As a result of the completion of the IPO, the Company issued 312,351 shares of its common stock to the Representative, fully satisfying the Company’s obligations.

•	As a result of the completion of the IPO, the Company issued 85,739 shares of its common stock to a consultant.

•	As a result of the completion of the IPO, the Tenon Medical, Inc. 2012 Equity Incentive Plan was terminated.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1#	Amended and Restated Certificate of Incorporation of the Registrant.

3.2#	Amended and Restated Bylaws of the Registrant.

3.3#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.4#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.5#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.6#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.7#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.8#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

4.1#	Form of Underwriter Warrant.

5.1#	Option of Counsel to Registrant.

10.1#	Promissory Note, dated January 27, 2021 having a principal amount of $130,560.34 and issued to Wilson Sonsini Goodrich & Rosati, Professional Corporation.

10.2#	Convertible Promissory Note dated April 30, 2021 having a principal of $170,000 and issued to Phoenix DeVentures Inc.

10.3#	Amended and Restated 2015 Convertible Promissory Note dated April 30, 2021 having a principal amount $117,530 and issued to Phoenix DeVentures Inc.

10.4#	Convertible Promissory Note dated April 30, 2021 having a principal amount of $40,000 issued to Phoenix DeVentures Inc.

10.5#	Amended and Restated 2019 Convertible Promissory Note dated April 30, 2021 having a principal amount $70,000 and issued to Khalid Mentak.

10.6#	Amended and Restated Convertible Promissory Note dated May 3, 2021 having a principal amount $200,000 and issued to Paul Orofino.

10.7#	Amended and Restated Convertible Promissory Note dated May 3, 2021 having a principal amount $50,000 and issued to Paul Orofino.

10.8#	Amended and Restated 2019 Convertible Promissory Note dated May 7, 2021 having a principal amount $68,359 and issued to Lince Consulting.

10.9#
Convertible Promissory Note dated June 24, 2021 having a principal amount of $50,000 and issued to Thomas J. Mitchell, II and Susan L. Mitchell, Revocable Living Trust dated June 12, 2000, as amended and restated.

10.10#	Warrant to Purchase Shares of Common Stock dated December 31, 2020 issued to Exchange Listing, LLC.

10.11#	Tenon Medical, Inc 2012 Equity Incentive Plan.

10.12#	Amended and Restated Exclusive Sales Representative Agreement dated May 20, 2021 between SpineSource, Inc. and the Registrant.

10.13#	The Common Stock Purchase Agreement between SpineSource, Inc. and the Registrant.

10.14#	Convertible Promissory Note dated May 18, 2021 having a principal amount of $100,000 and issued to Richard Ginn.

10.15#	Employment Agreement dated June 1, 2021 between Steven M. Foster and the Registrant.

10.16#	Employment Agreement dated June 1, 2021 between Richard Ginn and the Registrant.

10.17#	Consulting Agreement dated May 7, 2021 by and between Richard Ferrari and the Registrant.

10.18#	Employment Agreement dated June 1, 2021 between Steven Van Dick and the Registrant.

10.19#	Agreement and Consent of Director Nominee dated October 8, 2021 from Frank Fischer.

10.20#	Agreement and Consent of Director Nominee dated October 8, 2021 from Ivan Howard.

10.21#	Agreement and Consent of Director Nominee dated October 8, 2021 from Stephen H. Hochschuler.

10.22#	Agreement and Consent of Director Nominee dated October 8, 2021 from Robert Weigle.

10.23#	Exchange Agreement dated as of October 27, 2021 among Zuhlke Ventures AG, Tenon Technology AG and the Registrant.

10.24#	Convertible Promissory Note dated May 18, 2021 having a principal amount of $100,000 and issued to Richard Ginn.

10.25#	Convertible Promissory Note dated May 17, 2021 having a principal amount of $25,000 and issued to Theo Franklin.

10.26#	Convertible Promissory Note dated June 17, 2021 having a principal amount of $125,000 and issued to WS Investment Company, LLC (21A).

10.27#	Convertible Promissory Note dated May 18, 2021 having a principal amount of $300,000 and issued to the Ferrari Family Trust.

10.28#	Convertible Promissory Note dated May 17, 2021 having a principal amount of $600,000 and issued to Frank M. Fischer.

10.29#	Convertible Promissory Note dated May 17, 2021 having a principal amount of $50,000 and issued to Steven M. Foster.

10.30#	Tennon Medical 2022 Equity Incentive Plan.

10.31#	Exchange Agreement dated October 28, 2021 between the Registrant, Zuhlke Ventures AG and Tenon Technology AG.

10.32#	IP Sale and Purchase Agreement dated January 21, 2022 between the Registrant and Tenon Technology AG.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Tenon Medical, Inc.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Tenon Medical, Inc.

32.1**	Section 1350 Certification of the President and Chief Executive Officer of Tenon Medical, Inc.

32.2**	Section 1350 Certification of the Chief Financial Officer of Tenon Medical, Inc.

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Incorporated by reference to the same exhibit number in the Company’s Registration Statement No. 333-260931, filed with the Securities and Exchange Commission on April 20, 2022.

*	Filed herewith

**
Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

***
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENON MEDICAL, INC.

Dated: June 9, 2022	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: June 9, 2022	/s/ Steven Van Dick
Steven Van Dick
Chief Financial Officer (Principal Financial and Accounting Officer)

