Form 10-Q
period 2022-06-30
Tenon Medical, Inc.
filed 2022-08-12
CIK 1560293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM	to

COMMISSION FILE NUMBER 001-41364

TENON MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-5574718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 Cooper Court Los Gatos, CA 95032	(408) 649-5760
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

___________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TNON	The Nasdaq Stock Market LLC

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
☒

As of August 10, 2022, the registrant had a total of 11,236,801 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Tenon Medical, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,875	$2,917
Short-term investments	8,141	4,404
Accounts receivable	75	76
Inventory	628	188
Prepaid expenses	139	87
Total current assets	16,858	7,672
Fixed assets, net	241	101
Deposits	51	41
Operating lease right-of-use asset	981	1,084
Deferred offering costs	—	374
TOTAL ASSETS	$18,131	$9,272

Liabilities, Convertible Preferred Stock, and Stockholders’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$345	$478
Accrued expenses	1,657	1,088
Current portion of operating lease liability	234	202
Convertible notes payable and accrued interest, net of debt discount of $0 and $31 at June 30, 2022 and December 31, 2021, respectively	—	12,857
Convertible notes payable and accrued interest due to related parties, net of debt discount of $0 and $2 at June 30, 2022 and December 31, 2021, respectively	—	649
Total current liabilities	2,236	15,274
Operating lease liability, net of current portion	782	911
Total liabilities	3,018	16,185

Commitments and contingencies (Notes 6 and 9)
Convertible preferred stock:
Series A convertible preferred stock, $0.001 par value; 4,500,000 and 2,805,839 shares authorized at June 30, 2022 and December 31, 2021, respectively; 0 and 2,550,763 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	12,367
Series B convertible preferred stock, $0.001 par value; 491,222 shares authorized; 0 and 491,222 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	1,272
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 130,000,000 and 10,487,904 shares authorized at June 30, 2022 and December 31, 2021, respectively; 11,236,801 and 989,954 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	11	1
Additional paid-in capital	43,657	113
Accumulated deficit	(28,416)	(20,575)
Accumulated other comprehensive income (loss)	(139)	(91)
Total stockholders’ equity (deficit)	15,113	(20,552)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,131	$9,272

The accompanying notes are an integral part of these consolidated financial statements.

Tenon Medical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$135	$22	$206	$37
Cost of sales	271	9	546	20
Gross (Loss) Profit	(136)	13	(340)	17

Operating Expenses
Research and development	657	237	1,219	324
Sales and marketing	1,943	913	2,219	917
General and administrative	2,720	476	3,757	578
Total Operating Expenses	5,320	1,626	7,195	1,819

Loss from Operations	(5,456)	(1,613)	(7,535)	(1,802)

Other Income (Expense)
Gain on investments	35	—	36	—
Interest expense	(88)	(62)	(362)	(73)
Other income (expense)	21	—	20	(1)
Total Other Expense	(32)	(62)	(306)	(74)
Net Loss	(5,488)	(1,675)	(7,841)	(1,876)
Loss attributable to non-controlling interest	—	(10)	—	(11)
Net Loss Attributable to Tenon Medical, Inc.	$(5,488)	$(1,665)	$(7,841)	$(1,865)
Net Loss Attributable to Tenon Medical, Inc. Per Share of Common Stock
Basic and diluted	$(0.65)	$(2.01)	$(1.66)	$(2.21)

Weighted-Average Shares of Common Stock Outstanding
Basic and diluted	8,422	830	4,726	842

Consolidated Statements of Comprehensive Loss:
Net loss	$(5,488)	$(1,675)	$(7,841)	$(1,876)
Unrealized loss on investments	(27)	—	(27)	—
Foreign currency translation adjustment	(21)	—	(21)	—
Total Comprehensive Loss	(5,536)	(1,675)	(7,889)	(1,876)
Comprehensive loss attributable to non-controlling interest	—	(10)	—	(11)
Total comprehensive loss attributable to Tenon Medical, Inc.	$(5,536)	$(1,665)	$(7,889)	$(1,865)

The accompanying notes are an integral part of these consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
(In thousands, except share data)
Three months ended June 30, 2022 and 2021:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance at March 31, 2022	2,550,763	$12,367	491,222	$1,272	989,954	$1	$282	$(22,928)	$(91)	$—	$(22,736)
Stock-based compensation expense	—	—	—	—	—	—	552	—	—	—	552
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	3,200,000	3	13,762	—	—	—	13,765
Common stock issued upon conversion of Series A preferred stock	(2,550,763)	(12,367)	—	—	2,447,728	2	12,365	—	—	—	12,367
Common stock issued upon conversion of Series B preferred stock	—	—	(491,222)	(1,272)	245,614	—	1,272	—	—	—	1,272
Common stock issued upon conversion of debt	—	—	—	—	3,955,415	4	13,864	—	—	—	13,868
Common stock issued for services	—	—	—	—	398,090	1	1,560	—	—	—	1,561
Other comprehensive income	—	—	—	—	—	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	—	—	(5,488)	—	—	(5,488)
Balance at June 30, 2022	—	$—	—	$—	11,236,801	$11	$43,657	$(28,416)	$(139)	$—	$15,113
Balance at March 31, 2021	—	$—	491,222	$1,272	830,000	$1	$130	$(4,686)	$(57)	$1,706	$(2,906)
Stock-based compensation expense	—	—	—	—	—	—	61	—	—	—	61
Common stock issued for services	—	—	—	—	53,757	—	380	—	—	—	380
Net loss	—	—	—	—	—	—	—	(1,665)	—	(10)	(1,675)
Balance at June 30, 2021	—	$—	491,222	$1,272	883,757	$1	$571	$(6,351)	$(57)	$1,696	$(4,140)

Six months ended June 30, 2022 and 2021:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2021	2,550,763	$12,367	491,222	$1,272	989,954	$1	$113	$(20,575)	$(91)	$—	$(20,552)
Stock-based compensation expense	—	—	—	—	—	—	721	—	—	—	721
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	3,200,000	3	13,762	—	—	—	13,765
Common stock issued upon conversion of Series A preferred stock	(2,550,763)	(12,367)	—	—	2,447,728	2	12,365	—	—	—	12,367
Common stock issued upon conversion of Series B preferred stock	—	—	(491,222)	(1,272)	245,614	—	1,272	—	—	—	1,272
Common stock issued upon conversion of debt	—	—	—	—	3,955,415	4	13,864	—	—	—	13,868
Common stock issued for services	—	—	—	—	398,090	1	1,560	—	—	—	1,561
Other comprehensive income	—	—	—	—	—	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	—	—	(7,841)	—	—	(7,841)
Balance at June 30, 2022	—	$—	—	$—	11,236,801	$11	$43,657	$(28,416)	$(139)	$—	$15,113
Balance at December 31, 2020	—	$—	491,222	$1,272	830,000	$1	$126	$(4,486)	$(57)	$1,707	$(2,709)
Stock-based compensation expense	—	—	—	—	—	—	65	—	—	—	65
Common stock issued for services	—	—	—	—	53,757	—	380	—	—	—	380
Net loss	—	—	—	—	—	—	—	(1,865)	—	(11)	(1,876)
Balance at June 30, 2021	—	$—	491,222	$1,272	883,757	$1	$571	$(6,351)	$(57)	$1,696	$(4,140)

The accompanying notes are an integral part of these consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(7,841)	$(1,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	362	72
Stock-based compensation expense	721	65
Common stock issued for services	1,561	380
Depreciation and amortization	29	—
Amortization of operating right-of-use asset	103	12
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1	1
Inventory	(440)	20
Prepaid expenses and other assets	(62)	(147)
Accounts payable	(133)	305
Accrued expenses	569	—
Operating lease liability	(97)	(23)
Net cash used in operating activities	(5,227)	(1,191)

Cash Flows from Investing Activities
Sales of short-term investments	4,404	—
Purchases of short-term investments	(8,141)	—
Purchases of property and equipment	(169)	—
Net cash used in investing activities	(3,906)	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of issuance costs	14,139	—
Proceeds from issuance of convertible notes payable	—	8,130
Repayment of notes payable	—	(131)
Debt issuance costs	—	(52)
Deferred offering costs	—	(85)
Net cash provided by financing activities	14,139	7,862

Effect of foreign currency translation on cash flow	(48)	(4)
Net Increase in Cash and Cash Equivalents	4,958	6,667

Cash and Cash Equivalents at Beginning of Period	2,917	245
Cash and Cash Equivalents at End of Period	$7,875	$6,912

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$—	$1
Income taxes	$—	$1

Non-cash investment and financing activities:
Common stock issued upon conversion of preferred stock	$13,639	$—
Common stock issued upon conversion of debt	$13,868	$—
Right-of-use assets obtained in exchange for lease liability	$—	$1,195
Conversion of trade payable to law firm to note payable	$—	$556

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Financial Statements (unaudited)(in thousands, except share and per-share data)

1.  Organization and Business

Nature of operations

Tenon Medical, Inc. (the “Company”), was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. The Company is a medical device company that has developed a novel inferior-posterior approach to sacroiliac joint fusion for treatment of the most common types of sacroiliac joint disorders that cause lower back pain. The Company received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for its primary product, The Catamaran
TM
SI Joint Fusion System (“The Catamaran System”). The Company is in the early stages of its commercial launch with its primary focus being on the US market.

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

The financial statements of the subsidiary are prepared for the same reporting period as the parent, using consistent accounting policies in all material respects. The amount of consolidated net loss attributable to the Company and ownership interests in TTAG held by parties other than the Company are both presented on the face of the Consolidated Statements of Operations. Given that TTAG is a wholly-owned subsidiary as of June 30, 2022, this separate presentation has been discontinued for the three and six months then ended. Further, given that the Company purchased the non-controlling interest in TTAG as of October 28, 2021, the amount of consolidated net loss attributable to the Company and the non-controlling interest are both presented on the face of the Consolidated Statements of Operations and Comprehensive Loss.

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in our amended Registration Statement.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in our amended Registration Statement. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2022.

Going concern uncertainty and liquidity requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and starts the commercial launch of The Catamaran System. On April 29, 2022, the Company closed an initial public offering (the “IPO”) of its common stock for proceeds of $13,765, net of issuance costs. Based on the Company’s current level of expenditures, the Company believes that its existing cash and cash equivalents and short-term investments as of June 30, 2022 will provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these consolidated financial statements.

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

The Company had the following dilutive common stock equivalents as of June 30, 2022 and 2021 which were excluded from the calculation because their effect was anti-dilutive.

	June 30, 2022	June 30, 2021
Outstanding restricted stock units	1,117.530	—
Outstanding stock options	727,394	484,787
Outstanding warrants	121,000	25,000
Common shares convertible from notes payable	—	2,079,510
Common shares convertible from preferred stock	—	245,611
Total	1,965,924	2,834,908

Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements in the six months ended June 30, 2022 that are significant or potentially significant to the Company.

3.

Investments

The following table sets forth by level, within the fair value hierarchy, the Company’s investments at fair value as of June 30, 2022 and December 31, 2021:

Level 2
Corporate debt securities:
June 30, 2022	$8,141
December 31, 2021	$4,404

Cost and fair value of available-for-sale investments as of June 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
June 30, 2022	$8,168	$1	$(28)	$8,141
December 31, 2021	$4,404	$—	$—	$4,404

All of the investments with gross unrealized losses have been in a continuous loss position for less than 12 months.

During the three and six months ended June 30, 2022 and 2021, the Company did not recognize any significant other-than-temporary impairment losses because the Company does not intend to sell the investments before recovery of their amortized cost bases.

During the three and six months ended June 30, 2022, there were net gains of approximately $35 and $36, respectively, included in the Company’s net loss. During the three and six months ended June 30, 2021, there were no such gains included in the Company’s net loss. Accrued interest as of June 30, 2022 and December 31, 2021 was approximately $9 and $18, respectively, and is included in prepaid expenses in the Company’s consolidated balance sheet.

4.

Fixed Assets

Fixed assets, net, consisted of the following:

	June 30, 2022	December 31,2021
Reusable Product	$211	$77
IT Equipment	38	17
Lab Equipment	14	—
Office Furniture	9	9
Fixed assets, gross	272	103
Less: accumulated depreciation	(31)	(2)
Fixed assets, net	$241	$101

Depreciation expense was approximately $19 and $0 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was approximately $29 and $0 for the six months ended June 30, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:
	June 30, 2022	December 31, 2021
Accrued compensation	$1,441	$846
Accrued commissions	20	14
Other accrued expenses	196	228
Total accrued expenses	$1,657	$1,088

6. Debt

Convertible notes payable – parent company

During 2015, the Company issued a $53 convertible promissory note to a consultant that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $500, at a conversion price equal to 90% of the price per share paid by the other cash purchasers in the future financing. In June 2019, the note and its accrued interest to date was replaced by a $68 convertible promissory note that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $1,000, at a conversion price equal to 90% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of June 12, 2021. In May 2021, the note was again replaced by a $68 convertible promissory note with a maturity date of May 7, 2022 that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price was equal to 80% of the IPO price or $1.9565 per share in the event of a capital stock financing of at least $5,000. Accrued interest at June 30, 2022 and December 31, 2021 totaled approximately $0 and $14, respectively.

During 2016, the Company issued a $118 convertible promissory note to a vendor that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $500, at a conversion price equal to 90% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of January 1, 2019 and remained unpaid during 2019 and 2020. In April 2021, the note was replaced by a $118 convertible promissory note with a maturity date of April 30, 2022 that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price was equal to 80% of the IPO price or $1.9565 per share in the event of a capital stock financing of at least $5,000. Accrued interest at June 30, 2022 and December 31, 2021 totaled approximately $0 and $56, respectively.

In October 2019, the Company issued a $70 convertible promissory note to the Company’s former Chief Executive Officer that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $500, at a conversion price equal to 80% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of October 12, 2022. In April 2021, the note was replaced by a $70 convertible promissory note with a maturity date of April 30, 2022 that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price was equal to 70% of the IPO price or $1.9565 per share in the event of a capital stock financing of at least $5,000. Accrued interest at June 30, 2022 and December 31, 2021 totaled approximately $0 and $12, respectively.

In October 2019, the Company issued a $50 convertible promissory note to an investor that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $500, at a conversion price equal to 80% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of October 21, 2022. In May 2021, the note was replaced by a $50 convertible promissory note with a maturity date of May 3, 2022 that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price was equal to 70% of the IPO price or $1.9565 per share in the event of a capital stock financing of at least $5,000. Accrued interest at June 30, 2022 and December 31, 2021 totaled approximately $0 and $9, respectively.

In November 2020, the Company issued a $200 convertible promissory note to the same investor that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $2,000, at a conversion price equal to 80% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of November 16, 2022. In May 2021, the note was replaced by a $200 convertible promissory note with a maturity date of May 3, 2022 that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price was equal to 70% of the IPO price or 70% of the price per share paid by the other cash purchasers in the future financing. Accrued interest at June 30, 2022 and December 31, 2021 was approximately $0 and $18, respectively.

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

In April 2021, the Company issued two convertible promissory notes of $40 and $170 to the vendor described in the second paragraph above that, along with accrued interest at an annual rate of 8.0%, were automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price was equal to 70% of the IPO price or 70% of the price per share paid by the other cash purchasers in the future financing. Accrued interest at June 30, 2022 and December 31, 2021 totaled approximately $0 and $11, respectively.

From May through July 2021, in multiple rounds of closings the Company issued convertible promissory notes to multiple investors for aggregate proceeds of approximately $12,177, with maturity dates twelve months from the issuance dates. Of this amount, $620 of notes were issued to related officers, directors, and their family members, and a $50 note was issued to the Chief Executive Officer of the Representative described in Note 9. The notes, along with accrued interest at an annual rate of 8.0%, were automatically convertible upon an IPO, a capital stock financing of at least $5,000, or a change of control transaction. The conversion price upon an IPO or a capital stock financing was equal to the lesser of 70% of the price per share paid by the other cash purchasers, or the price per share at a Company valuation of $22,500. The Company recorded debt issuance costs of approximately $71 as a discount on the convertible notes payable balance. Accrued interest at June 30, 2022 and December 31, 2021 was approximately $0 and $527, respectively.

On April 29, 2022, as a result of the completion of the IPO and as required under the terms of the convertible notes payable described above, the Company converted the entirety of the outstanding principal and accrued interest of the outstanding convertible notes payable to 3,955,415 shares of the Company’s common stock at the conversion price detailed above and issued the common stock to the noteholders, fully satisfying the Company’s obligations.

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

Operating lease costs for the facility lease were $73 and $12 for the three months ended June 30, 2022 and 2021, respectively, and were $146 and $12 for the six months ended June 30, 2022 and 2021, respectively. Lease costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2022	2021
Operating lease right-of-use assets	$981	$1,084

Operating lease liability, current	$(234)	$(202)
Operating lease liability, noncurrent	(782)	(911)
Total operating lease liabilities	$(1,016)	$(1,113)

Future maturities of operating lease liabilities as of June 30, 2022 were as follows:

2022	$144
2023	293
2024	301
2025	310
2026	144
Total lease payments	1,192
Less: imputed interest	(176)
Present value of operating lease liabilities	$1,016

Other information:

Cash paid for operating leases for the six months ended June 30, 2022	$140
Cash paid for operating leases for the six months ended June 30, 2021	$23
Remaining lease term - operating leases (in years)	4.00
Average discount rate - operating leases	8.0%

8. Stockholders’ Equity

The Amended and Restated Certificate of Incorporation dated February 18, 2014 authorized the issuance of 3,937,550 shares of common stock and 2,099,525 shares of preferred stock, with a par value of $0.001 per share. During April 2021 the Company increased the number of authorized shares to 7,000,000 shares of common stock and 2,460,802 shares of preferred stock, and increased the number of authorized shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) to 1,798,905. During October 2021 the Company increased the number of authorized shares to 10,487,904 shares of common stock and 3,297,061 shares of preferred stock. During February 2022, the Company increased the number of authorized shares to 130,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Reverse Stock Split

On April 6, 2022, the Company effected a 1:2 reverse stock split (the “Reverse Stock Split”) by filing an amendment to the Company’s Amended and Restated Certificate Incorporation, as amended, with the Delaware Secretary of State. The Reverse Stock Split combined every two shares of our common stock issued and outstanding immediately prior to effecting the Reverse Stock Split into one share of common stock. Similarly, shares of Series A and Series B Preferred Stock became convertible into common stock at a conversion rate of one-to-0.5, subject to adjustments for stock dividends, splits, combinations, and similar events. No fractional shares were issued in connection with the Reverse Stock Split. All historical and per share amounts reflected throughout this document have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of the Company’s common stock were not affected by the Reverse Stock Split.

Initial Public Offering

On April 26, 2022, the Company’s Registration Statement relating to the IPO was declared effective by the SEC. The IPO consisted of 3,200,000 shares of common stock, par value $0.001 per share at a public offering price of $5.00 per share. Pursuant to the Underwriting Agreement dated April 26, 2022, between the Company, The Benchmark Company, LLC (“Benchmark”) and Valuable Capital Limited (together with Benchmark, the “Underwriters”), the Company granted the Underwriters warrants to purchase a total of 96,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants expire on the fifth anniversary of the commencement of sales under the IPO. On April 27, 2022, the shares of the Company’s common stock began trading on the Nasdaq Capital Market LLC under the symbol “TNON.”

On April 29, 2022, the IPO closed, and the Company received approximately $13.8 million in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated IPO expenses payable by the Company. As a result of the completion of the IPO and as required under the terms of the convertible notes payable described in Note 6, the Company converted the entirety of the related outstanding principal and accrued interest to 3,955,415 shares of the Company’s common stock at the conversion price detailed in Note 6 and issued the common stock to the noteholders, fully satisfying the Company’s obligations.

On April 29, 2022, as result of the completion of the IPO, the Company converted all shares of Series A and Series B Preferred Stock to 2,693,342 shares of the Company’s common stock at the conversion rate detailed below and issued the common stock to the preferred stockholders, fully satisfying the Company’s obligations. This includes 1,172,346 shares issued to TTAG’s minority shareholder in accordance with the anti-dilution protection provisions of the Exchange Agreement.

Concurrent with the completion of the IPO and in accordance with the Amended and Restated Exclusive Sales Representative Agreement executed in May 2021, the counterparty to the agreement received anti-dilution protections to maintain ownership of 3.0% of the fully diluted equity of the Company through the date of an initial public offering and was issued 312,351 shares of the Company’s common stock to the Representative, fully satisfying the Company’s obligations. Also, as a result of the completion of the IPO, the Company issued 85,739 shares of its common stock to a consultant. The value of these shares issued at the IPO price of $5.00 per share was charged to operating expenses in the Company’s financial statements.

Preferred Stock

On October 28, 2021, the Company entered into an Agreement (the “Exchange Agreement”) with TTAG’s minority shareholder. Pursuant to the Exchange Agreement, TTAG’s minority shareholder agreed to exchange 574,033 shares of Series A Convertible Preferred Stock issued by TTAG, representing its entire ownership interest in TTAG, for the Company’s Series A Preferred Stock, representing a 24% ownership interest in the Company’s fully-diluted capital, which includes the pro forma conversion of all outstanding convertible preferred stock and promissory notes, options, and warrants. Pursuant to the terms of the Exchange Agreement, the Company issued TTAG’s minority shareholder 2,550,763 shares of Series A Preferred Stock. These shares were subject to anti-dilution protection to maintain TTAG’s minority shareholder’s 24% ownership interest in the Company, excluding any shares issued by the Company in an IPO or a qualified offering of at least $5,000 at a per share price of at least $3.3737. Upon conversion of the Company’s convertible notes payable as described in Note 6, the Company issued 1,172,346 shares of its common stock to TTAG’s minority shareholder.

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

The Company classified the convertible preferred stock outside of total stockholders’ deficit because, in the event of certain deemed liquidation events that are not solely within the control of the Company, the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable of occurring.

Conversion

At the option of the holder, shares of Series A and Series B Preferred Stock were convertible into common stock at a conversion rate of one-to-0.5, subject to adjustments for stock dividends, splits, combinations, and similar events. Automatic conversion will occur in the event of a firmly underwritten public offering of common stock of the Company at a price of at least $4.00 per share, subject to appropriate adjustments for stock dividends, splits, combinations, and similar events, and with total gross proceeds to the Company of at least $15,000, before deduction of underwriters’ commissions and expenses. As noted above, the Series A and Series B Preferred Stock were converted to common stock at the time of the Company’s IPO.

Redemption

The shares of the Series A and Series B Preferred Stock were redeemable only upon acquisition or liquidation of the Company.

Liquidation preference

With respect to any distributions in connection with a liquidation, dissolution or winding up of the Company, or in connection with the sale of voting control of all or substantially all of the assets of the Company, by way of merger, acquisition, consolidation or similar transaction, prior to any distribution to common stockholders, the holders of Series A and Series B Preferred Stock were entitled to receive $1.526 and $4.981 per share, respectively, plus any declared but unpaid dividends, adjusted to reflect any dividends previously paid. If, upon the occurrence of such event, the assets and funds distributed among the holders of Series A and Series B Preferred Stock shall be insufficient to permit the payment to such holders of the full liquidation preference amounts, the entire assets and funds of the Company legally available shall be distributed ratably among the preferred stockholders in proportion to the preferential amount to which each holder is entitled.

After payment of the liquidation preferences, the holders of common stock are entitled to receive the remaining assets of the Company available for distribution to its stockholders pro rata based on the number of shares of common stock held by each holder.

Voting rights

The holders of vested shares of common stock shall be entitled to vote on any matter submitted to a vote of the stockholders and each such holder shall be entitled to one vote per share of common stock held. The holders of Series A and Series B Preferred Stock were entitled to vote together with the common stock as a single class on any matter submitted to a vote of the stockholders. Holders of Series A and Series B Preferred Stock were entitled to the number of votes equal to the number of common stock issuable upon conversion of their respective Series A and Series B Preferred Stock at the time such shares are voted. The holders of a majority of the preferred stock had additional voting rights as specified in the Company’s Amended and Restated Certificate of Incorporation, as amended.

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

On January 10, 2022 and February 2, 2022, the Board and stockholders, respectively, of the Company approved the Tenon Medical, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), which was effective on April 25, 2022. The number of shares of common stock that may be subject to awards and sold under the 2022 Plan is equal to 1,600,000. Automatic annual increases in number of shares available for issuance under the 2022 Plan is equal to the least of (a) 1,100,000 shares, (b) 4% of the total number of shares of all classes of common stock outstanding on the last day of the immediately preceding fiscal year, or (c) such number determined by the 2022 Plan administrator no later than the last day of the immediately preceding fiscal year. Annual increases will continue until the tenth anniversary of the earlier of the Board or stockholder approval of the 2022 Plan, which is January 10, 2032. Upon the effective date of the 2022 Plan, the Board terminated the 2012 Plan such that no new equity awards will be issued by the 2012 Plan.

The Company adopted the fair value recognition provisions in accordance with authoritative guidance related to equity-based payments. Compensation expense in 2022 and 2021 includes the portion of awards vested in the periods for all equity-based awards granted, based on the grant date fair value estimated using a Black-Scholes option valuation model, consistent with authoritative guidance.

A summary of the Company’s share option and restricted stock unit activity under its plans is as follows:

	Number of Shares Subject to Outstanding Stock Options	Weighted Average Exercise Price Per Share	Number of Outstanding Restricted Stock Units	Weighted- average Grant Date Fair Value per Share
Outstanding at December 31, 2021	727,394	$5.32	—	$—
Granted	—	$—	1,117,530	$8.86
Forfeited	—	$—	—	$—
Outstanding at June 30, 2022	727,394	$5.32	1,117,530	$8.86

The following table sets forth stock-based compensation expense recognized for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$178	$13	$207	$13
Sales and marketing	12	4	24	8
General, and administrative	362	44	490	44
Total stock-based compensation expense	$552	$61	$721	$65

At June 30, 2022, there were 482,470 shares available for issuance under the 2022 Plan.

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

In April 2022, as noted above, the Company granted the Underwriters warrants to purchase a total of 96,000 shares of the Company’s common stock. The warrants are immediately exercisable at an exercise price of $5.00 per share and expire on the fifth anniversary of the commencement of sales under the IPO. The fair value of the warrants on the grant date was $2.75 per warrant, which was calculated based on the following weighted-average assumptions, using a Black-Scholes option valuation model: expected term of 5.00 years; expected volatility of 62.55%; dividend yield of 0%, and risk-free interest rate of 2.92%. The Company recorded the fair value of these warrants of approximately $264 as an issuance cost to additional paid-in capital in 2022. As the IPO issuance costs were also recorded to additional paid-in capital, the net impact was $0.

9.  Commitments and Contingencies

Sales Representative Agreement

In April 2020, the Company entered into an Exclusive Sales Representative Agreement, under which the counterparty to the agreement (the “Representative”) received exclusive rights to market, promote, and distribute The Catamaran
System in the United States and Puerto Rico. The agreement is for an initial period of five years, and automatically renews for an additional five years unless written notice is given by either party prior to April 27, 2023. The agreement provides for a bonus to be paid to the Representative upon an acquisition or IPO. In May 2021 the Company entered into an Amended and Restated Exclusive Sales Representative Agreement. In connection with the amended agreement, the Company paid $500 cash and issued 53,757 shares of common stock to the Representative, for which the Company recorded a combined total of approximately $880 as sales and marketing expense. In addition, the Representative received anti-dilution protections to maintain ownership of 3.0% of the fully diluted equity of the Company through the date of an initial public offering. In October, 2021, the Company issued 44,447 shares with a fair value of approximately $333 to the Representative in accordance with the anti-dilution provision. The amended agreement restructured the calculation of the bonus paid to the Representative upon an acquisition, removed the bonus payable upon an IPO, and allows the Company to terminate the amended agreement as long as the bonus paid to the Representative is at least $6,000.

In June 2021, the Company issued a $50 convertible note payable to the Chief Executive Officer of the Representative, as part of the convertible debt offering described in Note 6.

Litigation

In the normal course of business, the Company may possibly be named as a defendant in various lawsuits.

On September 2, 2021, Khalid Mentak, a former director and Chief Executive Officer of the Company filed an arbitration claim with the American Arbitration Association (“AAA”) against the Company, asserting damages in excess of $3,000, plus attorneys’ fees and other costs, for alleged unpaid wages, defamation, and other claims. The services provided by Mr. Mentak were governed by a Consulting Agreement between the Company and Key Medical Technologies, Inc (“Key Medical”), a company which Mr. Mentak served as Chief Executive Officer. The AAA proceeding was also initiated pursuant to the arbitration provision in the Consulting Agreement. The parties selected an arbitrator and the Company filed a motion to dismiss the proceeding as currently pled because the proper parties should be Key Medical and the Company, and not Mr. Mentak as an individual. The arbitrator ruled that Mr. Mentak was the real-party-in-interest and denied the motion, without prejudice to any arguments on the merits of the underlying claims. On March 1, 2022, Mr. Mentak filed a more detailed Statement of Claims, which the Company responded to on March 16, 2022. The Company also filed a cross-complaint for declaratory relief seeking to establish its rights and obligations under the Consulting Agreement with respect to the claimant and Key Medical, which was formally named a defendant in the cross complaint. The claimant objected to the cross-complaint as unnecessary. On July 21, 2022, the Company entered into a Settlement Agreement and General Release of All Claims (the “Settlement Agreement”) with Key Medical and Mr. Mentak to settle all claims and counterclaims. Pursuant to the Settlement Agreement, the Company has agreed to pay Key Medical the total sum of $1,200. The Company recorded an additional charge of $574 in the second quarter of 2022 for this settlement. The full settlement amount was fully accrued as of June 30, 2022.

10. Concentrations of Risk

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

Currency risk

The Company’s subsidiary, Tenon Technology AG, realizes a portion of its expenses in Swiss francs. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. At June 30, 2022 and December 31, 2021, approximately $14 and $21, respectively, of the Company’s net monetary assets were denominated in Swiss francs. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

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

The Company had a consulting agreement with a company owned by the former Chief Executive Officer of the Company. Under this consulting agreement, the Chief Executive Officer was to provide services from 2015 through June 1, 2021. Total payments under the consulting agreement of $600 are to be paid as follows: (a) $300 paid upon closing of financing round of at least $5,000, followed by twelve monthly payments of $25 per month; (b) $300 paid upon achieving at least $3,000 of annual revenue and a financing round of less than $5,000; or (c) the entire $
600
payable immediately upon an acquisition of the Company. During the three months ended June 30, 2022 and 2021, the Company recorded consulting expense of $574 and $8, respectively, related to this agreement. During the six months ended June 30, 2022 and 2021, the Company recorded expense of $574 and $25, respectively, related to this agreement. As of June 30, 2022 and December 31, 2021, approximately $1,200 and $600, respectively, owed to this party was included in accrued expenses with respect of these services. See Note 9.

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

12. Subsequent Events

On July 21, 2022, the Company entered into the Settlement Agreement with Key Medical and Mr. Mentak to settle all claims and counterclaims related to Mr. Mentak’s claims against the Company. See Note 9. Pursuant to the Settlement Agreement, the Company has agreed to pay Key Medical the total sum of $1,200. The Company recorded an additional charge of $574 in the second quarter of 2022 for this settlement. The full settlement amount was fully accrued as of June 30, 2022.

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

Overview

Tenon Medical, Inc., a medical device company formed in 2012, has developed a proprietary, U.S. Food and Drug Administration (“FDA”) approved surgical implant-system, which we call The Catamaran
TM
SI Joint Fusion System (“The Catamaran System”). The Catamaran System offers a novel, less invasive inferior-posterior approach to the sacroiliac joint (“SI Joint”) using a single, robust titanium implant to treat SI Joint dysfunction that often causes severe lower back pain. The system features the Catamaran™ Fixation Device which passes through both the axial and sagittal planes of the ilium and sacrum, transfixing the SI Joint along its longitudinal axis. Published clinical studies have shown that 15% to 30% of all chronic lower back pain is associated with the SI Joint.

With an entry similar to the SI Joint injection, the surgical approach is direct to the joint. The angle and trajectory of the Inferior-Posterior approach is designed to point away from critical neural and vascular structures and into the strongest cortical bone. Joined by a patented osteotome bridge, the implant design consists of two hollow fenestrated pontoons with an open framework to facilitate bony in-growth through the SI Joint. One pontoon fixates into the ilium and the other into the sacrum. The osteotome is designed to disrupt the articular portion of the joint to help facilitate a fusion response.

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

We have incurred net losses since our inception in 2012. During the first six months of 2022 and 2021, we had net losses of approximately $7,841,000, and $1,876,000, respectively. As of June 30, 2022, we had an accumulated deficit of approximately $28.4 million. To date, we have financed our operations primarily through private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

Reverse Stock Split

On April 6, 2022, we effected the Reverse Stock Split. Any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the nearest whole share. Our authorized common stock was not impacted by the Reverse Stock Split. Immediately after the Reverse Stock Split there were 989,954 shares of our common stock outstanding. Profit per share and share amounts for the condensed consolidated financial statements as of and for the periods ended June 30, 2022 and 2021 reflect the impact of the Reverse Stock Split. Further, we have retrospectively adjusted the 2021 and 2020 financial statements for profit per share and share amounts as a result of the Reverse Stock Split.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of independent sales representative training and commissions in addition to salaries and stock-based compensation expense. Starting in May 2021, commissions to our national distributor have been based on a percentage of sales and we anticipate that these commissions will make up a significant portion of our sales and marketing expenses. We expect our sales and marketing expenses to increase in absolute dollars with the commercial launch of The Catamaran System resulting in higher commissions, increased The Catamaran System clinician and sales representative training, and the start of clinical studies to gain wider clinician adoption of The Catamaran System. Our sales and marketing expenses may fluctuate from period to period due to timing of sales and marketing activities related to the commercial launch of our product.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statements of Operations Data:	2022	2021	2022	2021
Revenue	$135	$22	$206	$37
Cost of goods sold	271	9	546	20
Gross (loss) profit	(136)	13	(340)	17
Operating expenses:
Research and development	657	237	1,219	324
Sales and marketing	1,943	913	2,219	917
General and administrative	2,720	476	3,757	578
Total operating expenses	5,320	1,626	7,195	1,819
Loss from operations	(5,456)	(1,613)	(7,535)	(1,802)
Interest and other income (expense), net:
Gain on investments	35	—	36	—
Interest expense	(88)	(62)	(362)	(73)
Other income (expense)	21	—	20	(1)
Net loss	(5,488)	(1,675)	(7,841)	(1,876)
Loss attributable to non-controlling interest	—	(10)	—	(11)
Net loss attributable to Tenon Medical, Inc.	$(5,488)	$(1,665)	$(7,841)	$(1,865)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statements of Operations Data:	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of goods sold	201	41	265	54
Gross profit	(101)	59	(165)	46
Operating expenses:
Research and development	487	1,077	592	876
Sales and marketing	1,439	4,150	1,077	2,478
General and administrative	2,015	2,164	1,824	1,562
Total operating expenses	3,941	7,391	3,493	4,916
Loss from operations	(4,041)	(7,332)	(3,658)	4,870
Interest and other income (expense), net:
Gain on investments	26	—	17	—
Interest expense	(65)	(282)	(176)	(197)
Other expense	16	—	10	(3)
Net loss	(4,065)	(7,614)	(3,806)	(5,070)
Loss attributable to non-controlling interest	—	(45)	—	(30)
Net loss attributable to Tenon Medical, Inc.	(4,065)%	(7,568)%	(3,806)%	(5,041)%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$135	$22	$113	514%
Cost of goods sold	271	9	262	2,911%
Gross (loss) profit	$(136)	$13	$(149)	(1,146)%
Gross (loss) profit percentage	(101)%	59%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$206	$37	$169	457%
Cost of goods sold	546	20	526	2,630%
Gross (loss) profit	$(340)	$17	$(357)	(2,100)%
Gross (loss) profit percentage	(165)%	46%

Revenue.
The increase in revenue for the three and six months ended June 30, 2022 as compared to the same periods in 2021 was primarily due to increases of 433% and 733%, respectively, in the number of surgical procedures in which The Catamaran System was used, combined with lower revenue per procedure due to a national distribution agreement in effect for sales from July 2020 through April of 2021 that decreased the amount of revenue that the Company was able to recognize per surgical procedure.

Cost of Goods Sold, Gross Profit, and Gross Margin.
 The increase in cost of goods sold for the three and six months ended June 30, 2022 as compared to the same periods in 2021 was due to a 7,844% year-over-year increase in operations overhead spending as the Company progressed toward commercial launch of The Catamaran System, combined with a 733% year-over-year increase in the number of surgical procedures. Gross (loss) profit decreased due to the increases in overhead spending and the number of surgical procedures. Gross margin percentage decreased due to higher operations overhead spending, and partially offset by higher revenue per procedure from resulting from an amended and restated national distribution agreement.

Operating Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Research and development	$657	$237	$420	177%
Sales and marketing	1,943	913	1,030	113%
General and administrative	2,720	476	2,244	471%
Total operating expenses	$5,320	$1,626	$1,682

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Research and development	$1,219	$324	$895	276%
Sales and marketing	2,219	917	1,302	142%
General and administrative	3,757	578	3,179	550%
Total operating expenses	$7,195	$1,819	$5,376

Research and Development Expenses.
Research and development expenses for the three months ended June 30, 2022 increased as compared to the same period in 2021 primarily due to increased stock-based compensation ($165), payroll expenses ($146), and professional fees ($65). Research and development expenses for the six months ended June 30, 2022 increased as compared to the same period in 2021 primarily due to increased payroll expenses ($436), stock-based compensation ($194) and professional fees ($165). The increase in consulting expenses in 2022 relates to a quality/regulatory consulting group hired in May 2021 to upgrade our quality system. The increase in payroll expenses in 2022 reflects the fact that we did not have any employees during the first three months of 2021 and began hiring in the second three months of 2022.

Sales and Marketing Expenses.
Sales and marketing expenses for the three months ended June 30, 2022 increased as compared to the same period in 2021 primarily due to increased consulting fees ($684), payroll expenses ($85), sales commissions ($72), sales training expenses ($67), and marketing collateral expenses ($34). Sales and marketing expenses for the six months ended June 30, 2022 increased as compared to the same period in 2021 primarily due to increased consulting fees ($705), payroll expenses ($150), sales training expenses ($139), sales commissions ($115), and marketing collateral expenses ($58). The increase in consulting fees in 2022 is primarily due to the common stock issued for services in the second quarter of 2022.

General and Administrative Expenses
. General and administrative expenses for the three months ended June 30, 2022 increased as compared to the same period in 2021 primarily due to the legal settlement accrual ($574), increased stock-based compensation ($318), insurance expense ($400), consulting fees ($381), payroll expenses ($331) and legal fees ($173). General and administrative expenses for the six months ended June 30, 2022 increased as compared to the same period in 2021 primarily due to the legal settlement accrual ($574), increased payroll expenses ($623), consulting fees ($479), stock-based compensation ($446), insurance expense ($420) and legal fees ($316). The significant increase in general and administrative expenses in 2022 was a result of the Company’s ongoing transition to an operating company with formalization and amendment of consulting and sales representative agreements, an audit of our 2021 consolidated financial statements and reviews of our quarterly results by our outside accounting firm and by legal representatives, and the creation of an infrastructure to support future growth through the hiring of employees and establishment of a facility lease.

Gain (Loss) on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments for the three and six months ended June 30, 2022 increased approximately $35 and $36 as compared to the three and six months ended June 30, 2021 due to interest on our investments in money market and corporate debt securities. We did not have any investments in corporate debt securities during the first six months of 2021. Interest expense increased approximately $26, or 42%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and increased approximately $289 or 396% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an $12.2 million increase in the level of borrowings associated with closing a new convertible debt offering during May through July 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents and short-term investments of $16.0 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering and the sale of our products. As of June 30, 2022, we had no outstanding debt.

As of June 30, 2022, we had an accumulated deficit of $28.4 million. During the six months ended June 30,  2022 and 2021, we incurred net losses of $7.8 million and $1.9 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. On April 29, 2022, the Company closed an initial public offering of its common stock. Based upon our current operating plan, we believe that the net proceeds from this initial public offering, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the date these consolidated financial statements were available to be released. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues from The Catamaran System; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2022:

	Payments Due By Period (In thousands)
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$1,192	$144	$594	$454	$—
Purchase obligations	—	—	—	—	—
Total	$1,192	$144	$594	$454	$—

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(5,227)	$(1,191)	$(4,036)	339%
Investing activities	(3,906)	—	(3,906)	N/A
Financing activities	14,139	7,862	6,277	80%
Effect of foreign currency translation on cash flow	(48)	(4)	(44)	1,100%
Net increase in cash and cash equivalents	$4,958	$6,667	$(1,709)	(26)%

The increase in net cash used in operating activities from the six months ended June 30, 2021 as compared to the six months ended June 30, 2022 was primarily attributable to our increased net loss of $6.0 million as we continued to utilize the cash received from our convertible debt offering during May through July of 2021, partially offset by an increase in non-cash interest and stock-based compensation expenses totaling $0.9 million.

Cash used in investing activities for the six months ended June 30, 2022 consisted primarily of the net purchase of short-term investments of approximately $3.7 million as we invested a portion of our IPO proceeds, in addition to purchases of property and equipment of $0.2 million.

Cash provided by financing activities for the six months ended June 30, 2022 consisted of the $14.1 million cash received from our initial public offering in April 2022, net of relevant expenses. Cash provided by financing activities for the six months ended June 30, 2021 consisted of the issuance of $8.1 million in convertible notes payable.

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from three other sources. Actual results could differ from these estimates under different assumptions or conditions. For the six months ended June 30, 2022, there were no significant changes to our existing critical accounting policies which are included in the Registration Statement.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

On September 2, 2021, Khalid Mentak, a former director and Chief Executive Officer of the Company filed an arbitration claim with the American Arbitration Association (“AAA”) against us, asserting damages in excess of $3 million, plus attorneys’ fees and other costs, for alleged unpaid wages, defamation, and other claims. The services provided by Mr. Mentak were governed by a Consulting Agreement between us and Key Medical Technologies, Inc (“Key Medical”), a company which Mr. Mentak served as Chief Executive Officer. The AAA proceeding was also initiated pursuant to the arbitration provision in the Consulting Agreement. The parties selected an arbitrator and we filed a motion to dismiss the proceeding as currently pled because the proper parties should be Key Medical and the Company, and not Mr. Mentak as an individual. The arbitrator ruled that Mr. Mentak was the real-party-in-interest and denied the motion, without prejudice to any arguments on the merits of the underlying claims. On March 1, 2022, Mr. Mentak filed a more detailed Statement of Claims, which we responded to on March 16, 2022. We also filed a cross-complaint for declaratory relief seeking to establish our rights and obligations under the Consulting Agreement with respect to the claimant and Key Medical, which was formally named a defendant in the cross complaint. The claimant objected to the cross-complaint as unnecessary. On July 21, 2022, we entered into a Settlement Agreement and General Release of All Claims (the “Settlement Agreement”) with Key Medical and Mr. Mentak to settle all claims and counterclaims. Pursuant to the Settlement Agreement, we agreed to pay Key Medical the total sum of $1,200.

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
Not applicable.

(C) Issuer Purchases of Equity Securities
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1#	Amended and Restated Certificate of Incorporation of the Registrant.

3.2#	Amended and Restated Bylaws of the Registrant.

3.3#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.4#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.5#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.6#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.7#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.8#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

10.1#	Amended and Restated Exclusive Sales Representative Agreement dated May 20, 2021 between SpineSource, Inc. and the Registrant.

10.2#	Employment Agreement dated June 1, 2021 between Steven M. Foster and the Registrant.

10.3#	Employment Agreement dated June 1, 2021 between Richard Ginn and the Registrant.

10.4#	Consulting Agreement dated May 7, 2021 by and between Richard Ferrari and the Registrant.

10.5#	Employment Agreement dated June 1, 2021 between Steven Van Dick and the Registrant.

10.5#	Tennon Medical 2022 Equity Incentive Plan.

10.6
Settlement Agreement and General Release of All Claims, by and between Tenon Medical, Inc., and Key Medical, Inc., and Kal Mentak; dated July 21, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 27, 2022).

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

TENON MEDICAL, INC.

Dated: August 12, 2022	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: August 12, 2022	/s/ Steven Van Dick
Steven Van Dick
Chief Financial Officer (Principal Financial and Accounting Officer)

