Form 10-Q
period 2022-09-30
Tenon Medical, Inc.
filed 2022-11-10
CIK 1560293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form
10-Q
(Mark One)
☒
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November

10
,

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

PART I – FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Tenon Medical, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
	September 30,	December31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,153	$2,917
Short-term investments	9,381	4,404
Accounts receivable	144	76
Inventory	810	188
Prepaid expenses	177	87
Total current assets	13,665	7,672
Fixed assets, net	294	101
Deposits	51	41
Operating lease right-of-use asset	927	1,084
Deferred offering costs	—	374
TOTAL ASSETS	$14,937	$9,272

Liabilities, Convertible Preferred Stock, and Stockholders’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$422	$478
Accrued expenses	603	1,088
Current portion of operating lease liability	241	202
Convertible notes payable and accrued interest, net of debt discount of $0 and $31 at September 30, 2022 and December 31, 2021, respectively	—	12,857
Convertible notes payable and accrued interest due to related parties, net of debt discount of $0 and $2 at September 30, 2022 and December 31, 2021, respectively	—	649
Total current liabilities	1,266	15,274
Operating lease liability, net of current portion	724	911
Total liabilities	1,990	16,185

Commitments and contingencies (Notes 6 and 9)
Convertible preferred stock:
Series A convertible preferred stock, $0.001 par value; 4,500,000 and 2,805,839 shares authorized at September 30, 2022 and December 31, 2021, respectively; 0 and 2,550,763 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	12,367
Series B convertible preferred stock, $0.001 par value; 491,222 shares authorized; 0and 491,222 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	1,272
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 130,000,000 and 10,487,904 shares authorized at September 30, 2022 and December 31, 2021, respectively; 11,236,801 and 989,954 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	11	1
Additional paid-in capital	44,691	113
Accumulated deficit	(31,587)	(20,575)
Accumulated other comprehensive income (loss)	(168)	(91)
Total stockholders’ equity (deficit)	12,947	(20,552)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,937	$9,272

The accompanying notes are an integral part of these consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$208	$70	$414	$107
Cost of sales	302	18	848	38
Gross (Loss) Profit	(94)	52	(434)	69

Operating Expenses
Research and development	797	601	2,016	925
Sales and marketing	645	556	2,864	1,473
General and administrative	1,726	992	5,483	1,570
Total Operating Expenses	3,168	2,149	10,363	3,968

Loss from Operations	(3,262)	(2,097)	(10,797)	(3,899)

Other Income (Expense)
Gain on investments	72	1	108	1
Interest expense	—	(267)	(362)	(340)
Other income (expense)	19	—	39	(1)
Total Other Income (Expense), net	91	(266)	(215)	(340)
Net Loss	(3,171)	(2,363)	(11,012)	(4,239)
Loss attributable to non-controlling interest	—	(22)	—	(33)
Net Loss Attributable to Tenon Medical, Inc.	$(3,171)	$(2,341)	$(11,012)	$(4,206)
Net Loss Attributable to Tenon Medical, Inc. Per Share of Common Stock
Basic and diluted	$(0.28)	$(2.55)	$(1.59)	$(4.85)

Weighted-Average Shares of Common Stock Outstanding
Basic and diluted	11,237	919	6,920	868

Consolidated Statements of Comprehensive Loss:
Net loss	$(3,171)	$(2,363)	$(11,012)	$(4,239)
Unrealized loss on investments	(10)	—	(37)	—
Foreign currency translation adjustment	(19)	1	(40)	1
Total Comprehensive Loss	(3,200)	(2,362)	(11,089)	(4,238)
Comprehensive loss attributable to non-controlling interest	—	(22)	—	(33)
Total comprehensive loss attributable to Tenon Medical, Inc.	$(3,200)	$(2,340)	$(11,089)	$(4,205)

The accompanying notes are an integral part of these consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
(In thousands, except share data)
Three months ended September 30, 2022 and 2021:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance at June 30, 2022	—	$—	—	$—	11,236,801	$11	$43,657	$(28,416)	$(139)	$—	$15,113
Stock-based compensation expense	—	—	—	—	—	—	1,034	—	—	—	1,034
Other comprehensive income	—	—	—	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	—	(3,171)	—	—	(3,171)
Balance at September 30, 2022	—	$—	—	$—	11,236,801	$11	$44,691	$(31,587)	$(168)	$—	$12,947

Balance at June 30, 2021	—	$—	491,222	$1,272	883,757	$1	$571	$(6,351)	$(57)	$1,696	$(4,140)
Stock-based compensation expense	—	—	—	—	—	—	143	—	—	—	143
Common stock issued for services	—	—	—	—	61,750	—	436	—	—	—	436
Other comprehensive income	—	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	(2,341)	—	(22)	(2,363)
Balance at September 30, 2021	—	$—	491,222	$1,272	945,507	$1	$1,150	$(8,692)	$(56)	$1,674	$(5,923)

Nine months ended September 30, 2022 and 2021:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Intere st	Total
Balance at December 31, 2021	2,550,763	$12,367	491,222	$1,272	989,954	$1	$113	$(20,575)	$(91)	$—	$(20,552)
Stock-based compensation expense	—	—	—	—	—	—	1,755	—	—	—	1,755
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	3,200,000	3	13,762	—	—	—	13,765
Common stock issued upon conversion of Series A preferred stock	(2,550,763)	(12,367)	—	—	2,447,728	2	12,365	—	—	—	12,367
Common stock issued upon conversion of Series B preferred stock	—	—	(491,222)	(1,272)	245,614	—	1,272	—	—	—	1,272
Common stock issued upon conversion of debt	—	—	—	—	3,955,415	4	13,864	—	—	—	13,868
Common stock issued for services	—	—	—	—	398,090	1	1,560	—	—	—	1,561
Other comprehensive income	—	—	—	—	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	—	—	—	(11,012)	—	—	(11,012)
Balance at September 30, 2022	—	$—	—	$—	11,236,801	$11	$44,691	$(31,587)	$(168)	$—	$12,947

Balance at December 31, 2020	—	$—	491,222	$1,272	830,000	$1	$126	$(4,486)	$(57)	$1,707	$(2,709)
Stock-based compensation expense	—	—	—	—	—	—	208	—	—	—	208
Common stock issued for services	—	—	—	—	115,507	—	816	—	—	—	816
Other comprehensive income	—	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	(4,206)	—	(33)	(4,239)
Balance at September 30, 2021	—	$—	491,222	$1,272	945,507	$1	$1,150	$(8,692)	$(56)	$1,674	$(5,923)

The accompanying notes are an integral part of these consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(11,012)	$(4,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investments	(37)	(1)
Non-cash interest expense	362	340
Stock-based compensation expense	1,755	208
Common stock issued for services	1,561	816
Depreciation and amortization	53	1
Amortization of operating right-of-use asset	157	62
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(68)	(56)
Inventory	(622)	21
Prepaid expenses and other assets	(100)	(129)
Accounts payable	(56)	242
Accrued expenses	(485)	168
Operating lease liability	(148)	(35)
Net cash used in operating activities	(8,640)	(2,602)

Cash Flows from Investing Activities
Sales of short-term investments	4,404	—
Purchases of short-term investments	(9,381)	(7,861)
Purchases of property and equipment	(246)	(18)
Net cash used in investing activities	(5,223)	(7,879)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of issuance costs	14,139	—
Proceeds from issuance of convertible notes payable	—	12,072
Repayment of notes payable	—	(131)
Debt issuance costs	—	(71)
Deferred offering costs	—	(222)
Net cash provided by financing activities	14,139	11,648

Effect of foreign currency translation on cash flow	(40)	(4)
Net Increase in Cash and Cash Equivalents	236	1,163

Cash and Cash Equivalents at Beginning of Period	2,917	245
Cash and Cash Equivalents at End of Period	$3,153	$1,409

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$—	$1
Income taxes	$—	$1

Non-cash investment and financing activities:
Common stock issued upon conversion of preferred stock	$13,639	$—
Common stock issued upon conversion of debt	$13,868	$—
Right-of-use assets obtained in exchange for lease liability	$—	$1,195
Conversion of trade payable to law firm to note payable	$—	$556

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Financial Statements (unaudited)(in thousands, except share and per-share data)

1.  Organization and Business

Nature of operations

Tenon Medical, Inc. (the “Company”), was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. The Company is a medical device company that has developed a novel, less invasive, inferior-posterior approach to the sacroiliac joint using a single, robust, titanium implant for treatment of the most common types of sacroiliac joint (the “SI Joint”) disorders that cause lower back pain. The Company received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for its primary product, The Catamaran
TM
SI Joint Fusion System (“The Catamaran System”) which is designed to transfix and stabilize the SI Joint. The Company is in the early stages of its commercial launch with its primary focus being on the US market.

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

The financial statements of the subsidiary are prepared for the same reporting period as the parent, using consistent accounting policies in all material respects. The amount of consolidated net loss attributable to the Company and ownership interests in TTAG held by parties other than the Company are both presented on the face of the Consolidated Statements of Operations. As TTAG is a wholly-owned subsidiary as of September 30, 2022, this separate presentation has been discontinued for the three and nine months then ended. Further, as the Company purchased the non-controlling interest in TTAG as of October 28, 2021, the amount of consolidated net loss attributable to the Company and the non-controlling interest are both presented on the face of the Consolidated Statements of Operations and Comprehensive Loss.

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in our amended Registration Statement.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in our amended Registration Statement. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2022.

Going concern uncertainty and liquidity requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

There is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these financial statements are issued.

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and starts the commercial launch of The Catamaran System. On April 29, 2022, the Company closed an initial public offering (the “IPO”) of its common stock for proceeds of $13,765, net of issuance costs. Based on the Company’s current level of  revenues and expenditures, the Company believes that its existing cash and cash equivalents and short-term investments as of September 30, 2022 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these consolidated financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations or licensing arrangements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak to be a pandemic. During the years ended December 31, 2021 and 2020 and the nine months ended September 30, 2022, the Company’s financial results were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these consolidated financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain and treat it.

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

The Company had the following dilutive common stock equivalents as of September 30, 2022 and 2021 which were excluded from the calculation because their effect was anti-dilutive.

	September 30, 2022	September 30, 2021
Outstanding restricted stock units	1,318,530	—
Outstanding stock options	841,344	705,394
Outstanding warrants	121,000	25,000
Common shares convertible from notes payable	—	2,079,510
Common shares convertible from preferred stock	—	245,611
Total	2,280,874	3,055,515

Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements in the nine months ended September 30, 2022 that are significant or potentially significant to the Company.

3.

Investments

The following table sets forth by level, within the fair value hierarchy, the Company’s investments at fair value as of September 30, 2022 and December 31, 2021:

Level 2
Corporate debt securities:
September 30, 2022	$9,381
December 31, 2021	$4,404

Cost and fair value of available-for-sale investments as of September 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
September 30, 2022	$9,418	$—	$(37)	$9,381
December 31, 2021	$4,404	$—	$—	$4,404

All of the investments with gross unrealized losses have been in a continuous loss position for less than 12 months.

During the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any significant other-than-temporary impairment losses because the Company does not intend to sell the investments before recovery of their amortized cost bases.

During the three and nine months ended September 30, 2022, there were net gains of approximately $72 and $108, respectively, included in the Company’s net loss. During the three and nine months ended September 30, 2021, there were no such gains included in the Company’s net loss. Accrued interest as of September 30, 2022 and December 31, 2021 was approximately $6 and $18, respectively, and is included in prepaid expenses in the Company’s consolidated balance sheet.

4.

Fixed Assets

Fixed assets, net, consisted of the following:

	September 30, 2022	December 31,2021
Catamaran Tray Sets	$270	$77
IT Equipment	56	17
Lab Equipment	14	—
Office Furniture	9	9
Fixed assets, gross	349	103
Less: accumulated depreciation	(55)	(2)
Fixed assets, net	$294	$101

Depreciation expense was approximately $24 and $1 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was approximately $53 and $1 for the nine months ended September 30, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Accrued compensation	$339	$846
Accrued commissions	49	14
Other accrued expenses	215	228
Total accrued expenses	$603	$1,088

6. Debt

Convertible notes payable – parent company

During 2015, the Company issued a $53 convertible promissory note to a consultant that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $500, at a conversion price equal to 90% of the price per share paid by the other cash purchasers in the future financing. In June 2019, the note and its accrued interest to date was replaced by a $68 convertible promissory note that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $1,000, at a conversion price equal to 90% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of June 12, 2021. In May 2021, the note was again replaced by a $68 convertible promissory note with a maturity date of May 7, 2022 that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price was equal to 80% of the IPO price or $1.9565 per share in the event of a capital stock financing of at least $5,000. Accrued interest at September 30, 2022 and December 31, 2021 totaled approximately $0 and $14, respectively.

During 2016, the Company issued a $118 convertible promissory note to a vendor that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $500, at a conversion price equal to 90% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of January 1, 2019 and remained unpaid during 2019 and 2020. In April 2021, the note was replaced by a $118 convertible promissory note with a maturity date of April 30, 2022 that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price was equal to 80% of the IPO price or $1.9565 per share in the event of a capital stock financing of at least $5,000. Accrued interest at September 30, 2022 and December 31, 2021 totaled approximately $0 and $56, respectively.

In October 2019, the Company issued a $70 convertible promissory note to the Company’s former Chief Executive Officer that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $500, at a conversion price equal to 80% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of October 12, 2022. In April 2021, the note was replaced by a $70 convertible promissory note with a maturity date of April 30, 2022 that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price was equal to 70% of the IPO price or $1.9565 per share in the event of a capital stock financing of at least $5,000. Accrued interest at September 30, 2022 and December 31, 2021 totaled approximately $0 and $12, respectively.

In October 2019, the Company issued a $50 convertible promissory note to an investor that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $500, at a conversion price equal to 80% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of October 21, 2022. In May 2021, the note was replaced by a $50 convertible promissory note with a maturity date of May 3, 2022 that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price was equal to 70% of the IPO price or $1.9565 per share in the event of a capital stock financing of at least $5,000. Accrued interest at September 30, 2022 and December 31, 2021 totaled approximately $0 and $9, respectively.

In November 2020, the Company issued a $200 convertible promissory note to the same investor that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon a preferred stock financing of at least $2,000, at a conversion price equal to 80% of the price per share paid by the other cash purchasers in the future financing. The note had a maturity date of November 16, 2022. In May 2021, the note was replaced by a $200 convertible promissory note with a maturity date of May 3, 2022 that, along with accrued interest at an annual rate of 8.0%, was automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price was equal to 70% of the IPO price or 70% of the price per share paid by the other cash purchasers in the future financing. Accrued interest at September 30, 2022 and December 31, 2021 was approximately $0 and $18, respectively.

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

In April 2021, the Company issued two convertible promissory notes of $40 and $170 to the vendor described in the second paragraph above that, along with accrued interest at an annual rate of 8.0%, were automatically convertible upon an IPO or a capital stock financing of at least $5,000. The conversion price was equal to 70% of the IPO price or 70% of the price per share paid by the other cash purchasers in the future financing. Accrued interest at September 30, 2022 and December 31, 2021 totaled approximately $0 and $11, respectively.

From May through July 2021, in multiple rounds of closings the Company issued convertible promissory notes to multiple investors for aggregate proceeds of approximately $12,177, with maturity dates twelve months from the issuance dates. Of this amount, $620 of notes were issued to related officers, directors, and their family members, and a $50 note was issued to the Chief Executive Officer of the Representative described in Note 9. The notes, along with accrued interest at an annual rate of 8.0%, were automatically convertible upon an IPO, a capital stock financing of at least $5,000, or a change of control transaction. The conversion price upon an IPO or a capital stock financing was equal to the lesser of 70% of the price per share paid by the other cash purchasers, or the price per share at a Company valuation of $22,500. The Company recorded debt issuance costs of approximately $71 as a discount on the convertible notes payable balance. Accrued interest at September 30, 2022 and December 31, 2021 was approximately $0 and $527, respectively.

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

Operating lease costs for the facility lease were $73 and $73 for the three months ended September 30, 2022 and 2021, respectively, and $219 and $85 for the nine months ended September 30, 2022 and 2021, respectively. Lease costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2022	2021
Operating lease right-of-use assets	$927	$1,084

Operating lease liability, current	$(241)	$(202)
Operating lease liability, noncurrent	(724)	(911)
Total operating lease liabilities	$(965)	$(1,113)

Future maturities of operating lease liabilities as of September 30, 2022 were as follows:

2022	$73
2023	293
2024	301
2025	310
2026	144
Total lease payments	1,121
Less: imputed interest	(156)
Present value of operating lease liabilities	$965

Other information:

Cash paid for operating leases for the nine months ended September 30, 2022	$212
Cash paid for operating leases for the nine months ended September 30, 2021	$58
Remaining lease term - operating leases (in years)	3.75
Average discount rate - operating leases	8.0%

8. Stockholders’ Equity

The Amended and Restated Certificate of Incorporation dated February 18, 2014 authorized the issuance of 3,937,550 shares of common stock and 2,099,525 shares of preferred stock, with a par value of $0.001 per share.
In
 April 2021 the Company increased the number of authorized shares to 7,000,000 shares of common stock and 2,460,802 shares of preferred stock, and increased the number of authorized shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) to 1,798,905.
In
October 2021 the Company increased the number of authorized shares to 10,487,904 shares of common stock and 3,297,061 shares of preferred stock.
In
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

A summary of the Company’s share option and restricted stock unit activity under its plans is as follows:

	Number of Shares Subject to Outstanding Stock Options	Weighted Average Exercise Price Per Share	Number of Outstanding Restricted Stock Units	Weighted-average Grant Date Fair Value per Share
Outstanding at December 31, 2021	727,394	$5.32	—	$—
Granted	113,950	$2.47	1,318,530	$7.93
Forfeited	—	$—	—	$—
Outstanding at September 30, 2022	841,344	$4.93	1,318,530	$7.93

The following table sets forth stock-based compensation expense recognized for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$374	$23	$581	$36
Sales and marketing	37	10	61	18
General, and administrative	623	110	1,113	154
Total stock-based compensation expense	$1,034	$143	$1,755	$208

At September 30, 2022, there were 167,520 shares available for issuance under the 2022 Plan.

Warrants

During 2020, the Company issued warrants to purchase 25,000 shares of common stock to a consultant. The warrants, which are equity-classified, are immediately exercisable at an exercise price of $5.20 per share. The fair value of the warrants on the grant date was $2.30 per warrant, which was calculated based on the following weighted-average assumptions, using a Black-Scholes option valuation model: expected term of 5.00 years; expected volatility of 51.88%; dividend yield of 0%, and risk-free interest rate of 0.30%. The Company recorded deferred offering costs of approximately $58 associated with these warrants during 2020 which was recorded in additional paid-in capital in 2022
.

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

9.  Commitments and Contingencies

Sales Representative Agreement

In April 2020, the Company entered into an Exclusive Sales Representative Agreement, under which the counterparty to the agreement (the “Representative”) received exclusive rights to market, promote, and distribute The Catamaran
System in the United States and Puerto Rico. The agreement is for an initial period of five years, and automatically renews for an additional five years unless written notice is given by either party prior to April 27, 2023. The agreement provides for a bonus to be paid to the Representative upon an acquisition or IPO. In May 2021 the Company entered into an Amended and Restated Exclusive Sales Representative Agreement (the “Restated Sales Agreement”). In connection with the amended agreement, the Company paid $500 cash and issued 53,757 shares of common stock to the Representative, for which the Company recorded a combined total of approximately $880 as sales and marketing expense. In addition, the Representative received anti-dilution protections to maintain ownership of 3.0% of the fully diluted equity of the Company through the date of an initial public offering. In October, 2021, the Company issued 44,447 shares with a fair value of approximately $333 to the Representative in accordance with the anti-dilution provision. In April 2022, the Company issued 312,351 shares to the Representative in accordance with the anti-dilution provision, fully satisfying the Company’s obligations.

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

In October 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement with the Representative. See Note 12.

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
The
settlement amount was fully paid as of September 30, 2022.

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

Currency risk

The Company’s subsidiary, Tenon Technology AG, realizes a portion of its expenses in Swiss francs. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. At September 30, 2022 and December 31, 2021, approximately $8 and $21, respectively, of the Company’s net monetary assets were denominated in Swiss francs. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

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

The Company had a consulting agreement with a company owned by the former Chief Executive Officer of the Company. Under this consulting agreement, the Chief Executive Officer was to provide services from 2015 through June 1, 2021. Total payments under the consulting agreement of $600 are to be paid as follows: (a) $300 paid upon closing of financing round of at least $5,000, followed by twelve monthly payments of $25 per month; (b) $300 paid upon achieving at least $3,000 of annual revenue and a financing round of less than $5,000; or (c) the entire $600 payable immediately upon an acquisition of the Company. During the three months ended September 30, 2022 and 2021, the Company recorded consulting expense of $0 and $8, respectively, related to this agreement. During the nine months ended September 30, 2022 and 2021, the Company recorded expense of $574 and $25, respectively, related to this agreement. As of September 30, 2022 and December 31, 2021, approximately $0 and $600, respectively, owed to this party was included in accrued expenses with respect of these services. See Note 9.

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

12. Subsequent Events

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement.  In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company,
 (b) 20% of net sales of the Product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, a commission in an amount equal to 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600.  In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above

 In connection with the above terms, the Company will record a charge of $4,600 to sales and marketing expenses in the fourth quarter of 2022.

Simultaneously with the execution of the Termination Agreement, the Company entered into a Consulting Agreement dated October 6, 2022, with the Representative (the “Consulting Agreement”). Under the terms and conditions of the Consulting Agreement, the Representative is tasked with organizing, recruiting, training, and coordinating the Company’s Clinical Specialist program, Physician Education program and Sales Education program as more specifically described in the Consulting Agreement.

The term of the Consulting Agreement is from October 6, 2022, until October 05, 2023, unless extended by mutual agreement of the parties in writing for additional one-year terms, or terminated in accordance with the terms of the Consulting Agreement. In consideration for the services to be provided, the Company shall pay the Representative a base consulting fee of $700 per year, payable in monthly instalments, along with additional compensation of $62.5 per quarter, if certain sales targets are met, for four quarters; along with any travel and related out-of-pocket expenses incurred by the Representative in connection with the performance of the services.

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

Our initial clinical results indicate that The Catamaran System implant is promoting fusion across the joint as evidenced by CT scans which is the gold standard widely accepted by the clinical community. We had our national launch of The Catamaran System in October 2022 and are building a sales and marketing infrastructure to market our product and address the greatly underserved market opportunity that exists.

We believe that the implant design and procedure we have developed, along with the 2D and 3D protocols for proper implantation will be received well by the clinician community who have been looking for a next generation device.

We have incurred net losses since our inception in 2012. During the first nine months of 2022 we had net losses of approximately $11,012,000, and for the year ended December 31,
2021 we had net losses of approximately $7,081,000. As of September 30, 2022, we had an accumulated deficit of approximately $31.6 million. To date, we have financed our operations primarily through private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

Reverse Stock Split

On April 6, 2022, we effected the Reverse Stock Split. Any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the nearest whole share. Our authorized common stock was not impacted by the Reverse Stock Split. Immediately after the Reverse Stock Split there were 989,954 shares of our common stock outstanding. Profit per share and share amounts for the condensed consolidated financial statements as of and for the periods ended September 30, 2022 and 2021 reflect the impact of the Reverse Stock Split. Further, we have retrospectively adjusted the 2021 and 2020 financial statements for profit per share and share amounts as a result of the Reverse Stock Split.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2022	2021	2022	2021
Revenue	$208	$70	$414	$107
Cost of goods sold	302	18	848	38
Gross (loss) profit	(94)	52	(434)	69
Operating expenses:
Research and development	797	601	2,016	925
Sales and marketing	645	556	2,864	1,473
General and administrative	1,726	992	5,483	1,570
Total operating expenses	3,168	2,149	10,363	3,968
Loss from operations	(3,262)	(2,097)	(10,797)	(3,899)
Interest and other income (expense), net:
Gain on investments	72	1	108	1
Interest expense	—	(267)	(362)	(340)
Other income (expense)	19	—	39	(1)
Net loss	(3,171)	(2,363)	(11,012)	(4,239)
Loss attributable to non-controlling interest	—	(22)	—	(33)
Net loss attributable to Tenon Medical, Inc.	$(3,171)	$(2,341)	$(11,012)	$(4,206)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of goods sold	145	26	205	36
Gross profit	(45)	74	(105)	64
Operating expenses:
Research and development	383	859	487	864
Sales and marketing	310	794	692	1,377
General and administrative	830	1,417	1,324	1,467
Total operating expenses	1,523	3,070	2,503	3,708
Loss from operations	(1,568)	(2,996)	(2,608)	3,644
Interest and other income (expense), net:
Gain on investments	35	1	26	1
Interest expense	—	(381)	(87)	(318)
Other expense	9	—	9	(1)
Net loss	(1,525)	(3,376)	(2,660)	(3,962)
Loss attributable to non-controlling interest	—	(31)	—	(31)
Net loss attributable to Tenon Medical, Inc.	(1,525)%	(3,344)%	(2,660)%	(3,931)%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$208	$70	$138	197%
Cost of goods sold	302	18	284	1,578%
Gross (loss) profit	$(94)	$52	$(146)	(281)%
Gross (loss) profit percentage	(45)%	74%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$414	$107	$307	287%
Cost of goods sold	848	38	810	2,132%
Gross (loss) profit	$(434)	$69	$(503)	(729)%
Gross (loss) profit percentage	(105)%	64%

Revenue.
The increase in revenue for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 was primarily due to increases of 200% and 345%, respectively, in the number of surgical procedures in which The Catamaran System was used, combined with lower revenue per procedure due to a national distribution agreement in effect for sales from July 2020 through April of 2021 that decreased the amount of revenue that the Company was able to recognize per surgical procedure.

Cost of Goods Sold, Gross Profit, and Gross Margin.
 The increase in cost of goods sold for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 was due to a 7,844% year-over-year increase in operations overhead spending as the Company progressed toward commercial launch of The Catamaran System, combined with a 345% year-over-year increase in the number of surgical procedures. Gross (loss) profit decreased due to the increases in overhead spending and the number of surgical procedures. Gross margin percentage decreased due to higher operations overhead spending, and partially offset by higher revenue per procedure from resulting from an amended and restated national distribution agreement.

Operating Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Research and development	$797	$601	$196	33%
Sales and marketing	645	556	89	16%
General and administrative	1,726	992	734	74%
Total operating expenses	$3,168	$2,149	$1,019

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Research and development	$2,016	$925	$1,091	118%
Sales and marketing	2,864	1,473	1,391	94%
General and administrative	5,483	1,570	3,913	249%
Total operating expenses	$10,363	$3,968	$6,395

Research and Development Expenses.
Research and development expenses for the three months ended September 30, 2022 increased as compared to the same period in 2021 primarily due to increased stock-based compensation ($361), payroll expenses ($143), partially offset by decreased professional fees ($63). Research and development expenses for the nine months ended September 30, 2022 increased as compared to the same period in 2021 primarily due to increased payroll expenses ($801), stock-based compensation ($545) and professional fees ($86). The increase in consulting expenses in 2022 relates to a quality/regulatory consulting group hired in May 2021 to upgrade our quality system. The increase in payroll expenses in 2022 reflects the fact that we did not have any employees during the first three months of 2021.

Sales and Marketing Expenses.
Sales and marketing expenses for the three months ended September 30, 2022 increased as compared to the same period in 2021 primarily due to increased payroll expenses ($176), sales commissions ($83), clinical and marketing collateral expenses ($80), and sales training expenses ($41), partially offset by decreases in consulting fees ($357). Sales and marketing expenses for the nine months ended September 30, 2022 increased as compared to the same period in 2021 primarily due to increased consulting fees ($276), payroll expenses ($347), sales training expenses ($185), sales commissions ($197), and clinical and marketing collateral expenses ($138). The increase in consulting fees in 2022 is primarily due to the common stock issued for services in the second quarter of 2022.

General and Administrative Expenses
. General and administrative expenses for the three months ended September 30, 2022 increased as compared to the same period in 2021 primarily due to increased stock-based compensation ($512), insurance expense ($313) and payroll expenses ($118), partially offset by decreased consulting fees ($143), and legal fees ($60). General and administrative expenses for the nine months ended September 30, 2022 increased as compared to the same period in 2021 primarily due to the legal settlement accrual ($574), increased stock-based compensation ($959), payroll expenses ($763), insurance expense ($733), consulting fees ($434), and legal fees ($256). The significant increase in general and administrative expenses in 2022 was a result of the Company’s ongoing transition to an operating company with formalization and amendment of consulting and sales representative agreements, an audit of our 2021 consolidated financial statements and reviews of our quarterly results by our outside accounting firm and by legal representatives, and the creation of an infrastructure to support future growth through the hiring of employees and establishment of a facility lease.

Gain (Loss) on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments for the three and nine months ended September 30, 2022 increased approximately $71 and $107 as compared to the three and nine months ended September 30, 2021 due to interest on our investments in money market and corporate debt securities. We did not have significant investments in corporate debt securities during the first nine months of 2021. We had no interest expense for the three months ended September 30, 2022 and interest expense increased approximately $22 or 6% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an $12.2 million increase in the level of borrowings associated with closing a new convertible debt offering during May through July 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents and short-term investments of $12.5 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering and the sale of our products. As of September 30, 2022, we had no outstanding debt.

As of September 30, 2022, we had an accumulated deficit of $31.6 million. During the nine months ended September 30,  2022, we incurred net losses of $11.0 million and during the year ended December 31,
 2021, we incurred net losses of $7.1 million, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. On April 29, 2022, the Company closed an initial public offering of its common stock. Based upon our current operating plan, we believe that the net proceeds from this initial public offering, together with our existing cash and cash equivalents, will not be sufficient
to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the date these consolidated financial statements were available to be released.
We plan to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations or licensing arrangements
We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues from The Catamaran System; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

As we
attempt
 to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our sales and marketing efforts, research and development activities, or other operations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, and collaborations or licensing arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2022:

	Payments Due By Period (In thousands)
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$1,121	$73	$594	$454	$—
Purchase obligations	—	—	—	—	—
Total	$1,121	$73	$594	$454	$—

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(8,640)	$(2,602)	$(6,037)	232%
Investing activities	(5,223)	(7,879)	2,656	-34%
Financing activities	14,139	11,648	2,491	21%
Effect of foreign currency translation on cash flow	(40)	(4)	(37)	900%
Net increase in cash and cash equivalents	$236	$1,163	$(927)	(80)%

The increase in net cash used in operating activities for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily attributable to our increased net loss of $6.8 million as we continued to utilize the cash received from our convertible debt offering during May through July of 2021, adjusted for increases in non-cash stock-based compensation expenses ($1,547) and common stock issued for services ($746), in addition to increases in inventory ($643) and decreases in accrued expenses ($654) and accounts payable ($298).

Cash used in investing activities for the nine months ended September 30, 2022 consisted primarily of the net purchase of short-term investments of approximately $5.0 million as we invested a portion of our IPO proceeds, in addition to purchases of property and equipment of $0.2 million. Cash used in investing activities for the nine months ended September 30, 2021 consisted primarily of the net purchase of short-term investments of $7.9 million.

Cash provided by financing activities for the nine months ended September 30, 2022 consisted of the $14.1 million cash received from our initial public offering in April 2022, net of relevant expenses. Cash provided by financing activities for the nine months ended September 30, 2021 consisted of the issuance of $12.1 million in convertible notes payable.

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from three other sources. Actual results could differ from these estimates under different assumptions or conditions. For the nine months ended September 30, 2022, there were no significant changes to our existing critical accounting policies which are included in the Registration Statement.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

On September 2, 2021, Khalid Mentak, a former director and Chief Executive Officer of the Company filed an arbitration claim with the American Arbitration Association (“AAA”) against us, asserting damages in excess of $3 million, plus attorneys’ fees and other costs, for alleged unpaid wages, defamation, and other claims. The services provided by Mr. Mentak were governed by a Consulting Agreement between us and Key Medical Technologies, Inc (“Key Medical”), a company which Mr. Mentak served as Chief Executive Officer. The AAA proceeding was also initiated pursuant to the arbitration provision in the Consulting Agreement. The parties selected an arbitrator and we filed a motion to dismiss the proceeding as currently pled because the proper parties should be Key Medical and the Company, and not Mr. Mentak as an individual. The arbitrator ruled that Mr. Mentak was the real-party-in-interest and denied the motion, without prejudice to any arguments on the merits of the underlying claims. On March 1, 2022, Mr. Mentak filed a more detailed Statement of Claims, which we responded to on March 16, 2022. We also filed a cross-complaint for declaratory relief seeking to establish our rights and obligations under the Consulting Agreement with respect to the claimant and Key Medical, which was formally named a defendant in the cross complaint. The claimant objected to the cross-complaint as unnecessary. On July 21, 2022, we entered into a Settlement Agreement and General Release of All Claims (the “Settlement Agreement”) with Key Medical and Mr. Mentak to settle all claims and counterclaims. Pursuant to the Settlement Agreement, we agreed to pay Key Medical the total sum of $1
.2 million
.

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

(C) Issuer Purchases of Equity Securities
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1#	Amended and Restated Certificate of Incorporation of the Registrant.

3.2#	Amended and Restated Bylaws of the Registrant.

3.3#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.4#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.5#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.6#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.7#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

3.8#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.

10.1##†	Consulting Agreement, by and between Tenon Medical, Inc., and SpineSource, Inc.; dated October 06, 2022.

10.2##	Agreement Terminating Amended and Restated Exclusive Sales Representative Agreement, by and between Tenon Medical, Inc., and SpineSource, Inc.; dated October 06, 2022.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Tenon Medical, Inc.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Tenon Medical, Inc.

32.1**	Section 1350 Certification of the President and Chief Executive Officer of Tenon Medical, Inc.

32.2**	Section 1350 Certification of the Chief Financial Officer of Tenon Medical, Inc.

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Incorporated by reference to the same exhibit number in the Company’s Registration Statement No. 333-260931, filed with the Securities and Exchange Commission on April 20, 2022.

##	Incorporated by reference to the same exhibit number in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2022.

†	Portions of this exhibit have been omitted.

*	Filed herewith

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

TENON MEDICAL, INC.

Dated: November 10, 2022	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director
(Principal Executive Officer)

Dated: November 10, 2022	/s/ Steven Van Dick
Steven Van Dick
Chief Financial Officer
(Principal Financial and Accounting Officer)

