Form 10-Q
period 2023-03-31
Tenon Medical, Inc.
filed 2023-05-09
CIK 1560293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

N
o
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
☒

As of May 9, 2023, the registrant had a total of 11,251,299 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Tenon Medical, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,179	$2,129
Short-term investments	1,737	6,441
Accounts receivable	316	228
Inventory	416	415
Prepaid expenses	193	134
Total current assets	5,841	9,347
Fixed assets, net	852	793
Deposits	51	51
Operating lease right-of-use asset	818	873
Deferred offering costs	67	25
TOTAL ASSETS	$7,629	$11,089

Liabilities and Stockholders’ EQUITY
Current liabilities:
Accounts payable	$928	$550
Accrued expenses	530	717
Current portion of accrued commissions	1,059	1,035
Current portion of operating lease liability	235	228
Total current liabilities	2,752	2,530
Accrued commissions, net of current portion	1,781	1,624
Operating lease liability, net of current portion	622	683
Total liabilities	5,155	4,837

Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 130,000,000 shares authorized at March 31, 2023 and December 31, 2022; 11,251,299 and 11,236,801 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	46,873	45,833
Accumulated deficit	(44,322)	(39,492)
Accumulated other comprehensive loss	(88)	(100)
Total stockholders’ equity	2,474	6,252
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,629	$11,089

The accompanying notes are an integral part of these
 condensed
consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$433	$71
Cost of revenue	480	275
Gross Loss	(47)	(204)

Operating Expenses
Research and development	834	562
Sales and marketing	2,026	276
General and administrative	1,979	1,037
Total Operating Expenses	4,839	1,875

Loss from Operations	(4,886)	(2,079)

Other Income (Expense)
Gain on investments	56	1
Interest expense	—	(274)
Other income (expense)	—	(1)
Total Other Income (Expense), net	56	(274)
Net Loss	$(4,830)	$(2,353)
Net Loss Per Share of Common Stock
Basic and diluted	$(0.43)	$(2.38)

Weighted Average Shares of Common Stock Outstanding
Basic and diluted	11,242	990

Consolidated Statements of Comprehensive Loss:
Net loss	$(4,830)	$(2,353)
Unrealized gain on investments	13	—
Foreign currency translation adjustment	(1)	—
Total Comprehensive Loss	$(4,818)	$(2,353)

The accompanying notes are an integral part of these
condensed
consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders
’
Equity (Deficit) (Unaudited)
(In thousands, except share data)

Three months ended March 31, 2023 and 2022:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at January 1, 2023	—	$—	—	$—	11,236,801	$11	$45,833	$(39,492)	$(100)	$6,252
Stock-based compensation expense	—	—	—	—	—	—	1,040	—	—	1,040
Release of restricted stock units	—	—	—	—	14,498	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	12	12
Net loss	—	—	—	—	—	—	—	(4,830)	—	(4,830)
Balance at March 31, 2023	—	$—	—	$—	11,251,299	$11	$46,873	$(44,322)	$(88)	$2,474

Balance at January 1, 2022	2,550,763	$12,367	491,222	$1,272	989,954	$1	$113	$(20,575)	$(91)	$(20,552)
Stock-based compensation expense	—	—	—	—	—	—	169	—	—	169
Net loss	—	—	—	—	—	—	—	(2,353)	—	(2,353)
Balance at March 31, 2022	2,550,763	$12,367	491,222	$1,272	989,954	$1	$282	$(22,928)	$(91)	$(22,736)

The accompanying notes are an integral part of these
condensed
consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(4,830)	$(2,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	274
Stock-based compensation expense	1,040	169
Depreciation and amortization	25	10
Amortization of operating right-of-use asset	55	51
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(88)	11
Inventory	(1)	(414)
Prepaid expenses and other assets	(95)	5
Accounts payable	378	(51)
Accrued expenses	(6)	(118)
Operating lease liability	(54)	(48)
Net cash used in operating activities	(3,576)	(2,464)

Cash Flows from Investing Activities
Sales of short-term investments	4,753	4,404
Purchases of short-term investments	—	—
Purchases of property and equipment	(84)	(128)
Net cash provided by investing activities	4,669	4,276

Cash Flows from Financing Activities
Deferred offering costs	(42)	(54)
Net cash used in financing activities	(42)	(54)

Effect of foreign currency translation on cash flow	(1)	2
Net Increase in Cash and Cash Equivalents	1,050	1,760

Cash and Cash Equivalents at Beginning of Period	2,129	2,917
Cash and Cash Equivalents at End of Period	$3,179	$4,677

The accompanying notes are an integral part of these
 condensed
consolidated financial statements.

Notes to
Condensed Consolidated
Financial Statements (unaudited)(in thousands, except share and per-share data)

1.  Organization and Business

Nature of operations

Tenon Medical, Inc. (the “Company”), was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. The Company is a medical device company that has developed a novel, minimally invasive approach to the sacroiliac joint (the “SI Joint”) using a single, robust, titanium implant for treatment of the most common types of SI Joint disorders that cause lower back pain. The Company received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for its primary product, The Catamaran™
SI Joint Fusion System (“The Catamaran System”) which is designed to transfix and stabilize the SI Joint. The Company is in the early stages of its commercial launch with its only focus being on the US market.

Principles of consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Tenon Technology AG (“TTAG”), a Swiss company. All intercompany balances and transactions have been eliminated in consolidation. The financial statements of TTAG are prepared for the same reporting period as the parent, using consistent accounting policies in all material respects.

2.  Summary of Significant Accounting Principles

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As permitted under these rules and regulations, the Company has condensed or omitted certain financial information and footnote disclosures normally included in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements, which are included in its Annual Report on Form 10-K filed with the SEC on March 10, 2023.

These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in management’s opinion, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of its financial information. The interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included in its Annual Report of Form 10-K filed with the SEC on March 10, 2023.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023.

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

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System. On April 29, 2022, the Company closed an initial public offering (the “IPO”) of its common stock for proceeds of $13,765, net of issuance costs. Based on the Company’s current level of revenues and expenditures, the Company believes that its existing cash and cash equivalents and short-term investments as of March 31, 2023 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these condensed consolidated financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, realization of deferred tax assets, accrued liabilities, accrued commissions, incremental borrowing rate, obsolescence of inventory, stock-based compensation and the fair value of investments, inventory and of the Company’s common stock.

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

Net loss per share

Basic net loss per share is based upon the weighted

average number of common shares outstanding. Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible preferred stock, stock options, and warrants) are converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company’s weighted average common shares outstanding for basic and diluted are the same because the effect of the potential common stock equivalents is anti-dilutive.

The Company had the following dilutive common stock equivalents as of March 31, 2023 and 2022 which were excluded from the calculation because their effect was anti-dilutive:

	March 31, 2023	March 31, 2022
Outstanding restricted stock units	1,304,032	—
Outstanding stock options	974,344	727,394
Outstanding warrants	96,000	25,000
Common shares convertible from notes payable	—	2,118,591
Common shares convertible from preferred stock	—	1,520,996
Total	2,374,376	4,391,981

Recent Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity estimate
s
an allowance for expected credit losses, which is intended to result in more timely recognition of losses. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on
trade receivables over their contractual life will be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted ASU 2016-13 as of
January 1, 2023. The adoption had no material impact on its results of operations or on its condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

There have been no accounting pronouncements or changes in accounting pronouncements in the three months ended March 31, 2023 that are significant
or
potentially significant to the Company.

3.

Investments

The following table sets forth by level, within the fair value hierarchy, the Company’s investments at fair value as of March 31, 2023 and December 31, 2022:

Level 2
Corporate debt securities:
March 31, 2023	$1,737
December 31, 2022	$6,441

Cost and fair value of available-for-sale investments as of March 31, 2023 and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
March 31, 2023	$1,740	$—	$(3)	$1,737
December 31, 2022	$6,457	$—	$(16)	$6,441

All of the investments with gross unrealized losses have been in a continuous loss position for less than 12 months.

During the three months ended March 31, 2023 and 2022, the Company did not recognize any significant other-than-temporary impairment losses because the Company does not intend to sell the investments before recovery of their amortized cost bases.

During the three months ended March 31, 2023 and 2022, there were net gains of approximately $56 and $1, respectively, included in the Company’s net loss. Accrued interest as of March 31, 2023 and December 31, 2022 was approximately $10 and $13, respectively, and is included in prepaid expenses in the Company’s condensed consolidated balance sheet
s
.

4.

Fixed Assets
, Net

Fixed assets, net, consisted of the following:

	March 31, 2023	December 31, 2022
Construction in progress	$530	$601
Catamaran t ray s ets	348	193
IT e quipment	556	56
Lab e quipment	14	14
Office f urniture	9	9
Fixed assets, gross	957	873
Less: accumulated depreciation	(105)	(80)
Fixed assets, net	$852	$793

Construction in progress is made up of reusable components that will become Catamaran Tray Sets. Depreciation expense was approximately $25 and $10 for the three months ended March 31, 2023 and 2022, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
Accrued compensation	$321	$452
Other accrued expenses	209	265
Total accrued expenses	$530	$717

6. Leases

In June 2021, the Company entered into a facility lease agreement for its company headquarters in Los Gatos, California. This non-
cancellable
operating lease expires in June 2026. The Company includes options that are reasonably certain to be exercised as part of the determination of lease terms. The Company may negotiate termination clauses in anticipation of any changes in market conditions, but generally these termination options are not exercised. Residual value guarantees are generally not included within operating leases. In addition to base rent payments, leases may require the Company to pay directly for taxes and other non-lease components, such as insurance, maintenance, and other operating expenses, which may be dependent on usage or vary month-to-month. Non-lease components were considered and determined not to be material. The Company determined if an arrangement is a lease at inception of the contract and performed the lease classification test as of the lease commencement date. R ight-of-use
 assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease
r
ight-of-use
assets and liabilities are recognized at the lease’s commencement date based on the present value of lease payments over the lease term. When a lease did not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

Operating lease costs for the facility lease were $73 and $135 for the three months ended March 31, 2023 and 2022, respectively. Lease costs are included in general and administrative expenses in the condensed
consolidated statements of operations and comprehensive loss.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2023	2022
Operating lease right-of-use assets	$818	$873

Operating lease liability, current	$(235)	$(228)
Operating lease liability, noncurrent	(622)	(683)
Total operating lease liabilities	$(857)	$(911)

Future maturities of operating lease liabilities as of March 31, 2023 were as follows:

2023	$221
2024	301
2025	310
2026	144
Total lease payments	976
Less: imputed interest	(119)
Present value of operating lease liabilities	$857

Other information:

Cash paid for operating leases for the three months ended March 31, 2023	$72
Cash paid for operating leases for the three months ended March 31, 2022	$70
Remaining lease term - operating leases (in years)	3.25
Average discount rate - operating leases	8.0%

7. Stockholders’ Equity

The Amended and Restated Certificate of Incorporation dated February 18, 2014 authorized the issuance of 3,937,550 shares of common stock and 2,099,525 shares of preferred stock, with a par value of $0.001 per share. In April 2021 the Company increased the number of authorized shares to 7,000,000 shares of common stock and 2,460,802 shares of preferred stock, and increased the number of authorized shares of Series A Preferred Stock to 1,798,905. In October 2021 the Company increased the number of authorized shares to 10,487,904 shares of common stock and 3,297,061 shares of preferred stock. In February 2022, the Company increased the number of authorized shares to 130,000,000 shares of common stock and 20,000,000 shares of preferred stock.
With respect to the preferred stock, 4,500,000 shares are designated Series A Preferred Stock and 491,222 shares are designated Series B Preferred Stock. As of March 31, 2023 and December 31, 2022, there were no shares of Series A Preferred stock or Series B Preferred Stock issued and outstanding.

Reverse Stock Split

On April 6, 2022, the Company effected a 1:2 reverse stock split (the “Reverse Stock Split”) by filing an amendment to the Company’s Amended and Restated Certificate of
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

On April 29, 2022, the IPO closed, and the Company received approximately $13.8 million in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated IPO expenses payable by the Company. As a result of the completion of the IPO, the Company converted the entirety of the outstanding principal and accrued interest of the convertible notes payable to 3,955,415 shares of the Company’s common stock.

On April 29, 2022, as result of the completion of the IPO, the Company converted all shares of Series A and Series B Preferred Stock to 2,693,342 shares of the Company’s common stock at the conversion rate detailed below and issued the common stock to the preferred stockholders.

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
financial statements.

Voting rights

The holders of vested shares of common stock are entitled to vote on any matter submitted to a vote of the stockholders and each such holder is entitled to one vote per share of common stock held. The holders of Series A and Series B Preferred Stock were entitled to vote together with the common stock as a single class on any matter submitted to a vote of the stockholders. Holders of Series A and Series B Preferred Stock were entitled to the number of votes equal to the number of common stock issuable upon conversion of their respective Series A and Series B Preferred Stock at the time such shares are voted. The holders of a majority of the preferred stock had additional voting rights as specified in the Company’s Amended and Restated Certificate of Incorporation, as amended.

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

Compensation expense for the three months ended March 31, 2023 and 2022 includes the portion of awards vested in the periods for all equity-based awards granted, based on the grant date fair value estimated using a Black-Scholes option valuation model.

A summary of the Company’s
stock
 option and restricted stock unit activity under its plans is as follows:

	Number of Shares Subject to Outstanding Stock Options	Weighted Average Exercise Price p er Share	Number of Outstanding Restricted Stock Units	Weighted A verage Grant Date Fair Value per Share
Outstanding at December 31, 2022	898,844	$4.74	1,318,530	$7.93
Granted	75,500	$2.32	—	—
Released	—	—	(14,498)	$2.75
Forfeited	—	—	—	—
Outstanding at March 31, 2023	974,344	$4.55	1,304,032	$7.99

The following table sets forth stock-based compensation expense recognized for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Research and development	$372	$29
Sales and marketing	58	12
General, and administrative	610	128
Total stock-based compensation expense	$1,040	$169

At March 31, 2023, there were
483,992
shares available for issuance under the 2022 Plan.

Warrants

In April 2022, as noted above, the Company granted the Underwriters warrants to purchase a total of 96,000 shares of the Company’s common stock. The warrants are immediately exercisable at an exercise price of $5.00 per share and expire on the fifth anniversary of the commencement of sales under the IPO. The fair value of the warrants on the grant date was $2.75 per warrant, which was calculated based on the following weighted average assumptions, using a Black-Scholes option valuation model: expected term of 5.00 years; expected volatility of 62.55%; dividend yield of 0%, and risk-free interest rate of 2.92%. The Company recorded the fair value of these warrants of approximately $264 as an issuance cost to additional paid-in capital in 2022. As the IPO issuance costs were also recorded to additional paid-in capital, the net impact was $0.

8.  Commitments and Contingencies

Sales Representative Agreement

In April 2020, the Company entered into an Exclusive Sales Representative Agreement, under which the counterparty to the agreement (the “Representative”) received exclusive rights to market, promote, and distribute The Catamaran
System in the United States and Puerto Rico. The agreement is for an initial period of five years, and automatically renews for an additional five years unless written notice is given by either party prior to April 27, 2023. The agreement provides for a bonus to be paid to the Representative upon an acquisition or IPO. In May 2021
,
the Company entered into an Amended and Restated Exclusive Sales Representative Agreement (the “Restated Sales Agreement”). In connection with the amended agreement, the Company paid $500 cash and issued 53,757 shares of common stock to the Representative, for which the Company recorded a combined total of approximately $880 as sales and marketing expense. In addition, the Representative received anti-dilution protections to maintain ownership of 3.0% of the fully diluted equity of the Company through the date of an initial public offering. In October, 2021, the Company issued 44,447 shares of common stock
with a fair value of approximately $333 to the Representative in accordance with the anti-dilution provision. In April 2022, the Company issued 312,351 shares of common stock
to the Representative in accordance with the anti-dilution provision, fully satisfying the Company’s obligations.

The
Restated Sales Agreement
restructured the calculation of the bonus paid to the Representative upon an acquisition, removed the bonus payable upon an IPO, and allows the Company to terminate the
Restated Sales Agreement
as long as the bonus paid to the Representative is at least $6,000.

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement. In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company, (b) 20% of net sales of the
p
roduct sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The Company recorded a charge of $1,000 for the payment to the Representative in the fourth quarter of 2022 and is expensing the $85 per charges as incurred over the six month period. For payments under clause (b) and clause (c) above, the Company estimated the fair value of the liability using level 3 hierarchy inputs based on a Monte Carlo simulation of future revenues with a 25% quarterly estimated standard deviation of growth rates and a 10% probability of dissolution, discounted at an estimated discount rate of 15.4%. Based on the Company’s fair value analysis, a total
of $2,611

was charged to sales and marketing expense in the consolidated statements of operations and comprehensive loss and recorded as accrued commissions in the consolidated balance sheets
. A reconciliation of the liability under clause (b) and clause (c) for the three months ended March 31, 2023 is as follows:

2023
Balance at December 3 1, 2022	$2,560
Amounts paid during 2023	(77)
Accretion	204
Balance at March 31, 2023	$2,687

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

The term of the Consulting Agreement is from October 6, 2022, until October 05, 2023, unless extended by mutual agreement of the parties in writing for additional one-year terms, or terminated in accordance with the terms of the Consulting Agreement. In consideration for the services to be provided, the Company shall pay the Representative a base consulting fee of $700 per year, payable in monthly instal
l
ments, along with additional compensation of up to $62.5 per quarter, if certain sales targets are met, for four quarters; along with any travel and related out-of-pocket expenses incurred by the Representative in connection with the performance of the services.

Litigation

In the normal course of business, the Company may possibly be named as a defendant in various lawsuits.

9. Concentrations of Risk

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

Currency risk

The Company’s subsidiary, Tenon Technology AG, realizes a portion of its expenses in Swiss francs. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. At March 31, 2023 and December 31, 2022, approximately $22 and $8, respectively, of the Company’s net monetary assets were denominated in Swiss francs. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

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

Overview

Tenon Medical, Inc., a medical device company formed in 2012, has developed a proprietary, U.S. Food and Drug Administration (“FDA”) approved surgical implant-system, which we call The Catamaran™ SI Joint Fusion System (“The Catamaran System”). The Catamaran System offers a novel, less invasive inferior-posterior approach to the sacroiliac joint (“SI Joint”) using a single, robust titanium implant to treat SI Joint dysfunction that often causes severe lower back pain. The system features the Catamaran™ Fixation Device which passes through both the axial and sagittal planes of the ilium and sacrum, transfixing the SI Joint along its longitudinal axis. Published clinical studies have shown that 15% to 30% of all chronic lower back pain is associated with the SI Joint.

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

We have incurred net losses since our inception in 2012. As of March 31, 2023, we had an accumulated deficit of approximately $44.3 million. To date, we have financed our operations primarily through an initial public offering, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

Reverse Stock Split

On April 6, 2022, we effected the Reverse Stock Split. Any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the nearest whole share. Our authorized common stock was not impacted by the Reverse Stock Split. Immediately after the Reverse Stock Split there were 989,954 shares of our common stock outstanding. Profit per share and share amounts for the condensed consolidated financial statements as of and for the period ended March 31, 2022 reflect the impact of the Reverse Stock Split.

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

Cost of Goods Sold, Gross Profit, and Gross Margin

We utilize contract manufacturers for production of The Catamaran System implants and Catamaran Tray Sets. Cost of goods sold consists primarily of costs of the components of The Catamaran System implants and instruments, quality inspection, packaging, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. We anticipate that our cost of goods sold will increase in absolute dollars as case levels increase.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of independent sales representative training and commissions in addition to salaries and stock-based compensation expense. Starting in May 2021, commissions to our national distributor have been based on a percentage of sales and we anticipate that these commissions will make up a significant portion of our sales and marketing expenses. We expect our sales and marketing expenses to increase in absolute dollars with the commercial launch of The Catamaran System resulting in higher commissions and salaries, increased clinician and sales representative training, and the start of clinical studies to gain wider clinician adoption of The Catamaran System. Our sales and marketing expenses may fluctuate from period to period due to timing of sales and marketing activities related to the commercial launch of our product.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
Consolidated Statements of Operations Data:	2023	2022
Revenue	$433	$71
Cost of goods sold	480	275
Gross (loss) profit	(47)	(204)
Operating expenses:
Research and development	834	562
Sales and marketing	2,026	276
General and administrative	1,979	1,037
Total operating expenses	4,839	1,875
Loss from operations	(4,886)	(2,079)
Interest and other income (expense), net:
Gain on investments	56	1
Interest expense	—	(274)
Other income (expense)	—	(1)
Net loss	$(4,830)	$(2,353)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended March 31,
Consolidated Statements of Operations Data:	2023	2022
Revenue	100%	100%
Cost of goods sold	111	387
Gross profit	(11)	287
Operating expenses:
Research and development	193	792
Sales and marketing	468	389
General and administrative	457	1,461
Total operating expenses	1,118	2,641
Loss from operations	(1,128)	(2,928)
Interest and other income (expense), net:
Gain on investments	13	1
Interest expense	—	(386)
Other expense	—	(1)
Net loss	(1,115)%	(3,314)%

Comparison of the Three Months Ended March 31, 2023 and 2022 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2023		2022	$ Change	% Change
Revenue		$433	$71	$362	510%
Cost of goods sold		480	275	205	75%
Gross (loss) profit	$	(47)	$(204)	$157	(77)%
Gross (loss) profit percentage		(12)%	(287)%

Revenue.
The increase in revenue for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to increases of 489% in the number of surgical procedures in which The Catamaran System was used.

Cost of Goods Sold, Gross Profit, and Gross Margin.
 The increase in cost of goods sold for the three months ended March 31, 2023 as compared to the same period in 2022 was due to a 489% increase in the number of surgical procedures performed. Gross loss and gross margin percentage improved due to higher revenue associated with the increase in the number of surgical procedures.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Research and development	$834	$562	$272	48%
Sales and marketing	2,026	276	1,750	634%
General and administrative	1,979	1,037	942	91%
Total operating expenses	$4,839	$1,875	$2,964	158%

Research and Development Expenses
. Research and development expenses for the three months ended March 31, 2023 increased as compared to the same period in 2022 primarily due to increased stock-based compensation ($343), partially offset by decreased professional fees ($72).

Sales and Marketing Expenses.
Sales and marketing expenses for the three months ended March 31, 2023 increased as compared to the same period in 2022 primarily due to increased payroll expenses ($664), SpineSource transition expenses ($430), sales commissions ($331), consulting and professional fees ($236), and clinical and marketing collateral expenses ($72) The increase in payroll and payroll related expenses is primarily due to the increased number of sales and marketing employees as we build out our sales function.

General and Administrative Expenses
. General and administrative expenses for the three months ended March 31, 2023 increased as compared to the same period in 2022 primarily due to increased stock-based compensation ($482), insurance expense ($184), payroll expenses ($154) and professional service fees ($50). The significant increase in general and administrative expenses in 2023 was primarily due to the Company’s ongoing transition to an operating company with an audit of our 2022 consolidated financial statements and reviews of our quarterly results by our outside accounting firm and by legal representatives, and the creation of an infrastructure to support future growth through the hiring of employees and establishment of a facility lease.

Gain (Loss) on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments for the three months ended March 31, 2023 increased approximately $55 as compared to the three months ended March 31, 2022 due to interest on our investments in money market and corporate debt securities. We did not have significant investments in corporate debt securities during the first three months of 2022. We had no interest expense for the three months ended March 31, 2023 and interest expense for the three months ended March 31, 2022 of $386 related to our convertible debt.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents and short-term investments of $4.9 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering and the sale of our products. As of March 31, 2023, we had no outstanding debt.

As of March 31, 2023, we had an accumulated deficit of $44.3 million and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. On April 29, 2022, the Company closed an initial public offering of its common stock. Based upon our current operating plan, we believe that our existing cash and cash equivalents will not be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the date these consolidated financial statements were available to be released. We plan to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues from The Catamaran System; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

As we attempt to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our sales and marketing efforts, research and development activities, or other operations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, and collaborations. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2023:

	Payments Due By Period (In thousands)
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$976	$221	$611	$144	$—
Purchase obligations	—	—	—	—	—
Total	$976	$221	$611	$144	$—

Obligations under Terminated Sales Representative Agreement
: On October 6, 2022, we entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”). In accordance with the Termination Agreement, (i) we paid the Representative $1,000 in cash; and (ii) we agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to us, (b) 20% of net sales of the Product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition, we will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The timing of the payments under clause (b) and (c) is variable depending on the timing of
our sales.

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2023	2022	$ Change		% Change
Net cash (used in) provided by:
Operating activities	$(3, 576)	$(2,464)		$(1, 112)	45%
Investing activities	4,669	4,276		393	9%
Financing activities	(42)	(54)		12	22%
Effect of foreign currency translation on cash flow	(1)	2		(3)	(150)%
Net (decrease) increase in cash and cash equivalents	$1, 050	$1,760	$	(710)	(40)%

The increase in net cash used in operating activities for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily attributable to our increased net loss of $2.6 million, adjusted for increases in non-cash stock-based compensation expenses ($871), in addition to increases in inventory ($413) and accounts payable ($429).

Cash provided by investing activities for the three months ended March 31, 2023 consisted primarily of the net sales of short-term investments of approximately $4.8 million to use to fund our operations, partially offset by purchases of property and equipment of $0.1 million. Cash used in investing activities for the three months ended March 31, 2022 consisted primarily of the net sales of short-term investments of $4.4 million, partially offset by purchases of property and equipment of $0.2 million.

Cash provided used in financing activities for the three months ended March 31, 2023 and 2022 consisted primarily of spending for deferred offering costs.

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
For the three months ended March 31, 2023, there were no significant changes to our existing critical accounting policies from those disclosed on our Annual Report on Form 10-K
.

Off-Balance Sheet Arrangements

As of March 31, 2023, and December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

ITEM 1A.  RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Securities Exchange Commission (“SEC”) on March 10, 2023.

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

TENON MEDICAL, INC.

Dated: May 9, 2023	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: May 9, 2023	/s/ Steven Van Dick
Steven Van Dick
Chief Financial Officer (Principal Financial and Accounting Officer)

