Form 10-Q
period 2023-06-30
Tenon Medical, Inc.
filed 2023-08-11
CIK 1560293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41364

TENON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5574718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 Cooper Court Los Gatos, CA 95032	(408) 649-5760
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TNON	The Nasdaq Stock Market LLC
Warrants to purchase shares of Common Stock, par value $0.001 per share	TNONW	The Nasdaq Stock Market LLC

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

As of August 11, 2023, the registrant had a total of 22,612,856 shares of its common stock, par value $0.001 per share, issued and outstanding.

i

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	Our ability to effectively operate our business segments;

●	Our ability to manage our research, development, expansion, growth and operating expenses;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability and our national distributor’s ability to compete, directly and indirectly, and succeed in the highly competitive medical devices industry;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Tenon Medical, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,852	$2,129
Short-term investments	493	6,441
Accounts receivable	601	228
Inventory	570	415
Prepaid expenses	413	134
Total current assets	7,929	9,347
Fixed assets, net	945	793
Deposits	51	51
Operating lease right-of-use asset	762	873
Deferred offering costs	168	25
TOTAL ASSETS	$9,855	$11,089

Liabilities and Stockholders’ EQUITY
Current liabilities:
Accounts payable	$912	$550
Accrued expenses	1,130	717
Current portion of accrued commissions	1,418	1,035
Current portion of operating lease liability	242	228
Warrant liability	3,164	—
Total current liabilities	6,866	2,530
Accrued commissions, net of current portion	1,526	1,624
Operating lease liability, net of current portion	560	683
Total liabilities	8,952	4,837

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized at June 30, 2023 and December 31, 2022; 21,623,769 and 11,236,801 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	22	11
Additional paid-in capital	49,560	45,833
Accumulated deficit	(48,607)	(39,492)
Accumulated other comprehensive loss	(72)	(100)
Total stockholders’ equity	903	6,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,855	$11,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$743	$135	$1,176	$206
Cost of sales	549	271	1,029	546
Gross (Loss) Profit	194	(136)	147	(340)

Operating Expenses
Research and development	901	657	1,735	1,219
Sales and marketing	1,883	1,943	3,909	2,219
General and administrative	1,732	2,720	3,711	3,757
Total Operating Expenses	4,516	5,320	9,355	7,195

Loss from Operations	(4,322)	(5,456)	(9,208)	(7,535)

Other Income (Expense)
Gain on investments	37	35	93	36
Interest expense	—	(88)	—	(362)
Other income (expense), net	—	21	—	20
Total Other Income (Expense), net	37	(32)	93	(306)
Net Loss	$(4,285)	$(5,488)	$(9,115)	$(7,841)
Net Loss Per Share of Common Stock
Basic and diluted	$(0.33)	$(0.65)	$(0.75)	$(1.66)

Weighted-Average Shares of Common Stock Outstanding
Basic and diluted	13,051	8,422	12,151	4,726

Consolidated Statements of Comprehensive Loss:
Net loss	$(4,285)	$(5,488)	$(9,115)	$(7,841)
Unrealized gain (loss) on investments	3	(27)	16	(27)
Foreign currency translation adjustment	13	(21)	12	(21)
Total comprehensive loss	$(4,269)	$(5,536)	$(9,087)	$(7,889)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except share data)

Three Months Ended June 30, 2023 and 2022:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at March 31, 2023	—	$—	—	$—	11,251,299	$11	$46,873	$(44,322)	$(88)	$2,474
Stock-based compensation expense	—	—	—	—	—	—	1,054	—	—	1,054
Release of restricted stock units	—	—	—	—	372,470	1	(1)	—	—	—
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	10,000,000	10	1,634	—	—	1,644
Other comprehensive income	—	—	—	—	—	—	—	—	16	16
Net loss	—	—	—	—	—	—	—	(4,285)	—	(4,285)
Balance at June 30, 2023	—	$—	—	$—	21,623,769	$22	$49,560	$(48,607)	$(72)	$903

Balance at March 31, 2022	2,550,763	$12,367	491,222	$1,272	989,954	$1	$282	$(22,928)	$(91)	$(22,736)
Stock-based compensation expense	—	—	—	—	—	—	552	—	—	552
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	3,200,000	3	13,762	—	—	13,765
Common stock issued upon conversion of Series A preferred stock	(2,550,763)	(12,367)	—	—	2,447,728	2	12,365			12,367
Common stock issued upon conversion of Series B preferred stock	—	—	(491,222)	(1,272)	245,614	—	1,272			1,272
Common stock issued upon conversion of debt	—	—	—	—	3,955,415	4	13,864	—	—	13,868
Common stock issued for services	—	—	—	—	398,090	1	1,560	—	—	1,561
Other comprehensive income	—	—	—	—	—	—	—	—	(48)	(48)
Net loss	—	—	—	—	—	—	—	(5,488)	—	(5,488)
Balance at June 30, 2022	—	$—	—	$—	11,236,801	$11	$43,657	$(28,416)	$(139)	$15,113

Six months ended June 30, 2023 and 2022:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2022	—	$—	—	$—	11,236,801	$11	$45,833	$(39,492)	$(100)	$6,252
Stock-based compensation expense	—	—	—	—	—	—	2,094	—	—	2,094
Release of restricted stock units	—	—	—	—	386,968	1	(1)	—	—	—
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	10,000,000	10	1,634	—	—	1,644
Other comprehensive income	—	—	—	—	—	—	—	—	28	28
Net loss	—	—	—	—	—	—	—	(9,115)	—	(9,115)
Balance at June 30, 2023	—	$—	—	$—	21,623,769	$22	$49,560	$(48,607)	$(72)	$903

Balance at December 31, 2021	2,550,763	$12,367	491,222	$1,272	989,954	$1	$113	$(20,575)	$(91)	$(20,552)
Stock-based compensation expense	—	—	—	—	—	—	721	—	—	721
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	3,200,000	3	13,762	—	—	13,765
Common stock issued upon conversion of Series A preferred stock	(2,550,763)	(12,367)	—	—	2,447,728	2	12,365			12,367
Common stock issued upon conversion of Series B preferred stock	—	—	(491,222)	(1,272)	245,614	—	1,272			1,272
Common stock issued upon conversion of debt	—	—	—	—	3,955,415	4	13,864	—	—	13,868
Common stock issued for services	—	—	—	—	398,090	1	1,560	—	—	1,561
Other comprehensive income	—	—	—	—	—	—	—	—	(48)	(48)
Net loss	—	—	—	—	—	—	—	(7,841)	—	(7,841)
Balance at June 30, 2022	—	$—	—	$—	11,236,801	$11	$43,657	$(28,416)	$(139)	$15,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(9,115)	$(7,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	362
Stock-based compensation expense	2,094	721
Common stock issued for services	—	1,561
Depreciation and amortization	60	29
Amortization of operating right-of-use asset	111	103
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(373)	1
Inventory	(155)	(440)
Prepaid expenses and other assets	(325)	(62)
Accounts payable	362	(133)
Accrued expenses	698	569
Operating lease liability	(109)	(97)
Net cash used in operating activities	(6,752)	(5,227)

Cash Flows from Investing Activities
Sales of short-term investments	6,503	4,404
Purchases of short-term investments	(493)	(8,141)
Purchases of fixed assets	(212)	(169)
Net cash provided by (used in) investing activities	5,798	(3,906)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of issuance costs	4,808	14,139
Deferred offering costs	(143)	—
Net cash provided by financing activities	4,665	14,139

Effect of foreign currency translation on cash flow	12	(48)
Net Increase in Cash and Cash Equivalents	3,723	4,958

Cash and Cash Equivalents at Beginning of Period	2,129	2,917
Cash and Cash Equivalents at End of Period	$5,852	$7,875

Supplemental Disclosures of Cash Flow Information
Non-cash investment and financing activities:
Common stock issued upon conversion of preferred stock	$—	$13,639
Common stock issued upon conversion of debt	$—	$13,868

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

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2023.

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

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System. On April 29, 2022, the Company closed an initial public offering (the “IPO”) of its common stock for proceeds, net of issuance costs, of $13,765. On June 16, 2023, the Company closed a registered public offering (the “Registered Offering”) for proceeds, net of issuance costs, of $4,808. Based on the Company’s current level of revenues and expenditures, the Company believes that its existing cash and cash equivalents and short-term investments as of June 30, 2023 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these condensed consolidated financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company had the following dilutive common stock equivalents as of June 30, 2023 and 2022 which were excluded from the calculation because their effect was anti-dilutive:

	June 30, 2023	June 30, 2022
Outstanding restricted stock units	931,562	1,117,530
Outstanding stock options	969,344	727,394
Outstanding warrants	20,096,000	121,000
Total	21,996,906	1,965,924

Recent Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity estimates an allowance for expected credit losses, which is intended to result in more timely recognition of losses. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted ASU 2016-13 as of January 1, 2023. The adoption had no material impact on its results of operations or on its condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

There have been no accounting pronouncements or changes in accounting pronouncements in the six months ended June 30, 2023 that are significant or potentially significant to the Company.

3. Investments

The following table sets forth by level, within the fair value hierarchy, the Company’s investments at fair value as of June 30, 2023 and December 31, 2022:

Level 2
Corporate debt securities:
June 30, 2023	$493
December 31, 2022	$6,441

Cost and fair value of available-for-sale investments as of June 30, 2023 and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
June 30, 2023	$493	$—	$—	$493
December 31, 2022	$6,457	$—	$(16)	$6,441

All of the investments with gross unrealized losses have been in a continuous loss position for less than 12 months.

During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any significant other-than-temporary impairment losses because the Company does not intend to sell the investments before recovery of their amortized cost bases.

During the three and six months ended June 30, 2023, there were net gains of approximately $37 and $93, respectively, included in the Company’s net loss. During the three and six months ended June 30, 2022, there were net gains of approximately $35 and $36, respectively, included in the Company’s net loss. Accrued interest as of June 30, 2023 and December 31, 2022 was approximately $12 and $13, respectively, and is included in prepaid expenses in the Company’s condensed consolidated balance sheets.

4. Fixed Assets, Net

Fixed assets, net, consisted of the following:

	June 30, 2023	December 31, 2022
Construction in progress	$638	$601
Catamaran tray sets	348	193
IT equipment	76	56
Lab equipment	14	14
Office furniture	9	9
Fixed assets, gross	1,085	873
Less: accumulated depreciation	(140)	(80)
Fixed assets, net	$945	$793

Construction in progress is made up of reusable components that will become Catamaran Tray Sets. Depreciation expense was approximately $35 and $19 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was approximately $60 and $29 for the six months ended June 30, 2023 and 2022, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Accrued compensation	$641	$452
Other accrued expenses	489	265
Total accrued expenses	$1,130	$717

6. Leases

In June 2021, the Company entered into a facility lease agreement for its company headquarters in Los Gatos, California. This non-cancellable operating lease expires in June 2026. The Company includes options that are reasonably certain to be exercised as part of the determination of lease terms. The Company may negotiate termination clauses in anticipation of any changes in market conditions, but generally these termination options are not exercised. Residual value guarantees are generally not included within operating leases. In addition to base rent payments, leases may require the Company to pay directly for taxes and other non-lease components, such as insurance, maintenance, and other operating expenses, which may be dependent on usage or vary month-to-month. Non-lease components were considered and determined not to be material. The Company determined if an arrangement is a lease at inception of the contract and performed the lease classification test as of the lease commencement date. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease’s commencement date based on the present value of lease payments over the lease term. When a lease did not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

Operating lease costs for the facility lease were $73 and $73 for the three months ended June 30, 2023 and 2022, respectively, and were $146 and $146 for the six months ended June 30, 2023 and 2022, respectively. Lease costs are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2023	2022
Operating lease right-of-use assets	$762	$873

Operating lease liability, current	$(242)	$(228)
Operating lease liability, noncurrent	(560)	(683)
Total operating lease liabilities	$(802)	$(911)

Future maturities of operating lease liabilities as of June 30, 2023 were as follows:

2023	$150
2024	301
2025	310
2026	144
Total lease payments	905
Less: imputed interest	(103)
Present value of operating lease liabilities	$802

Other information:

Cash paid for operating leases for the six months ended June 30, 2023	$144
Cash paid for operating leases for the six months ended June 30, 2022	$140
Remaining lease term - operating leases (in years)	3.00
Average discount rate - operating leases	8.0%

7. Stockholders’ Equity

The Amended and Restated Certificate of Incorporation dated February 18, 2014 authorized the issuance of 3,937,550 shares of common stock and 2,099,525 shares of preferred stock, with a par value of $0.001 per share. In April 2021 the Company increased the number of authorized shares to 7,000,000 shares of common stock and 2,460,802 shares of preferred stock, and increased the number of authorized shares of Series A Preferred Stock to 1,798,905. In October 2021 the Company increased the number of authorized shares to 10,487,904 shares of common stock and 3,297,061 shares of preferred stock. In February 2022, the Company increased the number of authorized shares to 130,000,000 shares of common stock and 20,000,000 shares of preferred stock. With respect to the preferred stock, 4,500,000 shares are designated Series A Preferred Stock and 491,222 shares are designated Series B Preferred Stock. As of June 30, 2023 and December 31, 2022, there were no shares of Series A Preferred stock or Series B Preferred Stock issued and outstanding.

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

Registered Offering

On June 16, 2023, the Company closed the Registered Offering of a total of 10,000,000 units (the “Units”) for proceeds, net of issuance costs, of $4,808, with each Unit consisting of (i) one share of the Company’s common stock, and (ii) two warrants, each warrant to purchase one share of the Company’s common stock at an exercise price equal to $0.56 per share (the “Offering Warrants”). The Offering Warrants were exercisable upon issuance and will expire five years from the date of issuance. Per the terms of the Offering Warrants, the exercise price reset subsequent to quarter end on July 16, 2023 to $0.3146 per share.

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

Compensation expense for the three and six months ended June 30, 2023 and 2022 includes the portion of awards vested in the periods for all equity-based awards granted, based on the grant date fair value estimated using a Black-Scholes option valuation model.

A summary of the Company’s stock option and restricted stock unit activity under its plans is as follows:

	Stock Options		Restricted Stock Units
	Number of Shares Subject to Outstanding Stock Options	Weighted Average Exercise Price per Share	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2022	898,844	$4.74	1,318,530	$7.93
Granted	75,500	$2.32	—	—
Released	—	—	(386,968)	$8.63
Canceled/Forfeited	(5,000)	$7.50	—	—
Outstanding at June 30, 2023	969,344	$4.55	931,562	$7.64

The following table sets forth stock-based compensation expense recognized for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$378	$178	$750	$207
Sales and marketing	58	12	116	24
General, and administrative	618	362	1,228	490
Total stock-based compensation expense	$1,054	$552	$2,094	$721

At June 30, 2023, there were 488,992 shares available for issuance under the 2022 Plan.

Warrants

In April 2022, as noted above, the Company granted the Underwriters warrants to purchase a total of 96,000 shares of the Company’s common stock. The warrants are immediately exercisable at an exercise price of $5.00 per share and expire on the fifth anniversary of the commencement of sales under the IPO. The fair value of the warrants on the grant date was $2.75 per warrant, which was calculated based on the following weighted average assumptions, using a Black-Scholes option valuation model: expected term of 5.00 years; expected volatility of 62.55%; dividend yield of 0%; and risk-free interest rate of 2.92%. The Company recorded the fair value of these warrants of approximately $264 as an issuance cost to additional paid-in capital in 2022. As the IPO issuance costs were also recorded to additional paid-in capital, the net impact was $0.

In June 2023, as noted above, in connection with the Registered Offering, the Company issued Offering Warrants to purchase a total of 20,000,000 shares of the Company’s common stock. The Offering Warrants were exercisable upon issuance at an exercise price of $0.56 per share and will expire five years from the date of issuance. Per the terms of the Offering Warrants, the exercise price of the Offering Warrants reset on July 16, 2023, to a price equal to the greater of (i) $0.28 per share and (ii) 100% of the last VWAP (as defined in the Warrants) on July 14, 2023. The fair value of the Offering Warrants on the grant date was approximately $3,164, or $0.16 per warrant, which was calculated using a Monte-Carlo simulation to estimate the final exercise price, which is considered a Level 3 fair value measurement, using as inputs; the starting value of $0.30 per share, the Company’s VWAP on June 16; an assumed daily distribution of returns; a mean daily return of 5.18%; a short-term annual volatility of 100% and a standard deviation of 6.3%. The model used Black-Scholes to then calculate the estimated fair value of the Offering Warrants, using an estimated time to maturity of 4.9 years, a risk-free interest rate of 3.99% and a long-term volatility of 60%. The change in fair value at June 30, 2023 was immaterial and there were no unrealized gains or losses. Based on the accounting guidance under ASC 815, the Company determined that the Offering Warrants did not meet the criteria for classification as equity as of June 30, 2023. Accordingly, the Company classified the fair value of the Offering Warrants as a liability. The total of the Company’s stockholders’ equity plus the warrant liability at June 30, 2023 was $4,067. See Note 10.

8. Commitments and Contingencies

Sales Representative Agreement

In April 2020, the Company entered into an Exclusive Sales Representative Agreement, under which the counterparty to the agreement (the “Representative”) received exclusive rights to market, promote, and distribute The Catamaran System in the United States and Puerto Rico. The agreement is for an initial period of five years, and automatically renews for an additional five years unless written notice is given by either party prior to April 27, 2023. The agreement provides for a bonus to be paid to the Representative upon an acquisition or IPO. In May 2021, the Company entered into an Amended and Restated Exclusive Sales Representative Agreement (the “Restated Sales Agreement”). In connection with the amended agreement, the Company paid $500 cash and issued 53,757 shares of common stock to the Representative, for which the Company recorded a combined total of approximately $880 as sales and marketing expense. In addition, the Representative received anti-dilution protections to maintain ownership of 3.0% of the fully diluted equity of the Company through the date of an initial public offering. In October 2021, the Company issued 44,447 shares of common stock with a fair value of approximately $333 to the Representative in accordance with the anti-dilution provision. In April 2022, the Company issued 312,351 shares of common stock to the Representative in accordance with the anti-dilution provision, fully satisfying the Company’s obligations.

The Restated Sales Agreement restructured the calculation of the bonus paid to the Representative upon an acquisition, removed the bonus payable upon an IPO, and allows the Company to terminate the Restated Sales Agreement as long as the bonus paid to the Representative is at least $6,000.

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement. In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company, (b) 20% of net sales of the product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The Company recorded a charge of $1,000 for the payment to the Representative in the fourth quarter of 2022 and is expensing the $85 per charges as incurred over the six-month period. For payments under clause (b) and clause (c) above, the Company estimated the fair value of the liability using level 3 hierarchy inputs based on a Monte Carlo simulation of future revenues with a 25% quarterly estimated standard deviation of growth rates and a 10% probability of dissolution, discounted at an estimated discount rate of 15.4%. Based on the Company’s fair value analysis, a total of $2,611 was charged to sales and marketing expense in the consolidated statements of operations and comprehensive loss and recorded as accrued commissions in the consolidated balance sheets. A reconciliation of the liability under clause (b) and clause (c) for the six months ended June 30, 2023 is as follows:

2023
Balance at December 31, 2022	$2,560
Amounts paid during 2023	(205)
Accretion	293
Balance at June 30, 2023	$2,648

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

The term of the Consulting Agreement is from October 6, 2022, until October 05, 2023, unless extended by mutual agreement of the parties in writing for additional one-year terms, or terminated in accordance with the terms of the Consulting Agreement. In consideration for the services to be provided, the Company shall pay the Representative a base consulting fee of $700 per year, payable in monthly installments, along with additional compensation of up to $62.5 per quarter, if certain sales targets are met, for four quarters; along with any travel and related out-of-pocket expenses incurred by the Representative in connection with the performance of the services.

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

Currency risk

The Company’s subsidiary, Tenon Technology AG, realizes a portion of its expenses in Swiss francs. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. At June 30, 2023 and December 31, 2022, approximately $18 and $8, respectively, of the Company’s net monetary assets were denominated in Swiss francs. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

10. Subsequent Events

Offering Warrant Reset

As noted in Note 7 above, in June 2023, in connection with the Registered Offering, the Company issued Offering Warrants to purchase a total of 20,000,000 shares of the Company’s common stock. The Offering Warrants were exercisable upon issuance at an exercise price of $0.56 per share and will expire five years from the date of issuance. Based on the accounting guidance under ASC 815, the Company determined that the Offering Warrants did not meet the criteria for classification as equity as of June 30, 2023. Accordingly, the Company classified the fair value of the Offering Warrants as a liability on its consolidated balance sheet as of that date. Per the terms of the Offering Warrants, the exercise price was reset on July 16, 2023 to $0.3146 per share. There will be no further mandatory price resets. As of July 16, 2023, with the resolution of the reset value, the Company has determined that the Offering Warrants do meet the criteria for classification as equity and the fair value of the Offering Warrants has been reclassified to additional paid-in capital on the Company’s consolidated balance sheet as of that date. As a result of this reclassification, the Company believes that its Shareholder Equity will exceed $2.5 million and will therefore meet the minimum shareholder equity amount required by the Nasdaq Stock Market LLC (“Nasdaq”).

Notice from Nasdaq

On July 20, 2023, the Company received a letter from the Nasdaq Listing Qualifications Staff of Nasdaq therein stating that for the 30 consecutive business day period between June 6, 2023 through July 19, 2023, the common stock of the Company had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until January 16, 2024 (the “Compliance Period”), to regain compliance with the Bid Price Rule.

To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless extended by Nasdaq under Nasdaq Rule 5810(c)(3)(H), prior to January 16, 2024.

If the Company does not regain compliance with the Bid Price Rule by January 16, 2024, the Company may be eligible for an additional 180-day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If the Company cannot regain compliance during the Compliance Period or any subsequently granted compliance period, the common stock of the Company will be subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearings panel.

The notice from Nasdaq has no immediate effect on the listing of the Company’s common stock and its common stock will continue to be listed on The Nasdaq Capital Market under the symbol “TNON.” The Company is currently evaluating its options for regaining compliance. There can be no assurance that the Company will regain compliance with the Bid Price Rule or maintain compliance with any of the other Nasdaq continued listing requirements.

Equity Line of Credit

On July 24, 2023, the Company entered into a purchase agreement (“Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell to Lincoln Park up to $10 million of shares of common stock from time to time during the term of the Purchase Agreement. Additionally, on July 24, 2023, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”), covering the resale of shares of common stock issued to Lincoln Park under the Purchase Agreement.

The Company cannot sell any shares to Lincoln Park until the date that a registration statement covering the resale of shares of common stock that have been and may in the future be issued to Lincoln Park under the Purchase Agreement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and all of the other conditions set forth in the Purchase Agreement are satisfied (such date, the “Commencement Date”).

Beginning on the Commencement Date and for a period of 24 months thereafter, under the terms and subject to the conditions of the Purchase Agreement, from time to time, at the Company’s discretion, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $10 million of shares of common stock, subject to certain limitations set forth in the Purchase Agreement. Specifically, from time to time from and after the Commencement Date, the Company may, at its discretion, direct Lincoln Park to purchase on any single business day on which the closing price of its common stock on The Nasdaq Capital Market (“Nasdaq”) is equal to or greater than $0.15 up to 100,000 shares of common stock (a “Regular Purchase”); provided, that the Company may direct Lincoln Park to purchase in a Regular Purchase (i) up to 125,000 shares of common stock, if the closing sale price of its common stock on Nasdaq on such business day is at least $1.50 per share and (ii) up to 150,000 shares of common stock, if the closing sale price of its common stock on Nasdaq on such business day is at least $2.50 per share. In no case, however, will Lincoln Park’s commitment with respect to any single Regular Purchase exceed $500,000; provided, that the parties may mutually agree at any time to increase the maximum number of shares of common stock the Company may direct Lincoln Park to purchase in any single Regular Purchase to up to 1,000,000 shares or any number of shares that shall not exceed 4.99% of the then outstanding shares of common stock. The foregoing share amounts and per share prices will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring after the date of the Purchase Agreement with respect to our common stock. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale, as determined under the Purchase Agreement.

If the Company directs Lincoln Park to purchase the maximum number of shares of common stock that the Company may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, the Company may direct Lincoln Park to purchase additional shares of common stock in an “accelerated purchase” (each, an “Accelerated Purchase”) and an “additional accelerated purchase” (each, an “Additional Accelerated Purchase”) (including multiple Additional Accelerated Purchases on the same trading day) as provided in the Purchase Agreement. The purchase price per share for each Accelerated Purchase and Additional Accelerated Purchase will be based on market prices of the common stock on the applicable purchase date for such Accelerated Purchases and such Additional Accelerated Purchases. Lincoln Park has no right to require the Company to sell any common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to conditions and limitations set forth in the Purchase Agreement.

The Purchase Agreement also prohibits the Company from directing Lincoln Park to purchase any shares of common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of common stock.

The Company’s net proceeds under the Purchase Agreement will depend on the frequency of sales and the number of shares sold to Lincoln Park and the prices at which the Company sells shares to Lincoln Park. The Company expects that any net proceeds it receives from such sales to Lincoln Park will be used for general corporate purposes, including working capital. As consideration for Lincoln Park’s commitment to purchase up to $10 million of shares of common stock under the Purchase Agreement, the Company issued 989,087 shares of common stock to Lincoln Park (the “Commitment Shares”).

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

Our initial clinical results indicate that The Catamaran System implant is promoting fusion across the joint as evidenced by computerized tomography (CT) scans which is the gold standard widely accepted by the clinical community. We had our national launch of The Catamaran System in October 2022 and are building a sales and marketing infrastructure to market our product and address the greatly underserved market opportunity that exists.

We believe that the implant design and procedure we have developed, along with the 2D and 3D protocols for proper implantation will be received well by the clinician community who have been looking for a next generation device.

We have incurred net losses since our inception in 2012. As of June 30, 2023, we had an accumulated deficit of approximately $48.6 million. To date, we have financed our operations primarily through an initial public offering, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

Reverse Stock Split

On April 6, 2022, we effected the Reverse Stock Split. Any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the nearest whole share. Our authorized common stock was not impacted by the Reverse Stock Split. Immediately after the Reverse Stock Split there were 989,954 shares of our common stock outstanding. Profit per share and share amounts for the condensed consolidated financial statements as of and for the periods ended June 30, 2022 reflect the impact of the Reverse Stock Split.

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

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, consultants’ compensation, stock-based compensation expense, and other costs for finance, accounting, legal, compliance, and administrative matters. We expect our general and administrative expenses to increase in absolute dollars as we add personnel and information technology infrastructure to support the growth of our business. We also expect to incur additional general and administrative expenses as a result of operating as a public company, including but not limited to: expenses related to compliance with the rules and regulations of the SEC and those of The Nasdaq Stock Market LLC on which our securities are traded; additional insurance expenses; investor relations activities; and other administrative and professional services. While we expect the general and administrative expenses to increase in absolute dollars, we anticipate that it will decrease as a percentage of revenue over time.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statements of Operations Data:	2023	2022	2023	2022
Revenue	$743	$135	$1,176	$206
Cost of goods sold	549	271	1,029	546
Gross (loss) profit	194	(136)	147	(340)
Operating expenses:
Research and development	901	657	1,735	1,219
Sales and marketing	1,883	1,943	3,909	2,219
General and administrative	1,732	2,720	3,711	3,757
Total operating expenses	4,516	5,320	9,355	7,195
Loss from operations	(4,322)	(5,456)	(9,208)	(7,535)
Interest and other income (expense), net:
Gain on investments	37	35	93	36
Interest expense	—	(88)	—	(362)
Other income (expense)	—	21	—	20)
Net loss	$(4,285)	$(5,488)	$(9,115)	$(7,841)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statements of Operations Data:	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of goods sold	74	201	88	265
Gross profit	26	(101)	12	(165)
Operating expenses:
Research and development	121	487	148	592
Sales and marketing	253	1,439	332	1,077
General and administrative	233	2,015	316	1,824
Total operating expenses	608	3,941	795	3,493
Loss from operations	(582)	(4,041)	(783)	(3,658
Interest and other income (expense), net:
Gain on investments	5	26	8	17
Interest expense	—	(65)	—	(176)
Other expense	—	16	—	10
Net loss	(577)%	(4,065)%	(775)%	(3,806)%

Comparison of the Three and Six Months Ended June 30, 2023 and 2022 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$743	$135	$608	450%
Cost of goods sold	549	271	278	103%
Gross (loss) profit	$194	$(136)	$330	(243)%
Gross (loss) profit percentage	26%	(101)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$1,176	$206	$970	471%
Cost of goods sold	1,029	546	483	88%
Gross (loss) profit	$147	$(340)	$487	(143)%
Gross (loss) profit percentage	12%	(165)%

Revenue. The increase in revenue for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily due to increases of 463% and 433%, respectively, in the number of surgical procedures in which The Catamaran System was used.

Cost of Goods Sold, Gross Profit, and Gross Margin. The increase in cost of goods sold for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was due to increases of 463% and 433%, respectively, in the number of surgical procedures performed. Gross loss and gross margin percentage improved due to higher revenue associated with the increase in the number of surgical procedures.

Operating Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Research and development	$901	$657	$244	37%
Sales and marketing	1,883	1,943	(60)	(3)%
General and administrative	1,732	2,720	(988)	(36)%
Total operating expenses	$4,516	$5,320	$(804)	(15)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Research and development	$1,735	$1,219	$516	42%
Sales and marketing	3,909	2,219	1,690	76%
General and administrative	3,711	3,757	(46)	(1)%
Total operating expenses	$9,355	$7,195	$2,160	30%

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2023 increased as compared to the same period in 2022 primarily due to increased stock-based compensation ($200) and payroll expenses ($100), partially offset by decreased professional fees ($37).

Research and development expenses for the six months ended June 30, 2023 increased as compared to the same period in 2022 primarily due to increased stock-based compensation ($543) and payroll expenses ($116), partially offset by decreased professional fees ($45).

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2023 decreased as compared to the same period in 2022 primarily due to decreased consulting and professional fees ($1,340), partially offset by increased payroll expenses ($670), SpineSource transition expenses ($260), sales commissions ($278), and stock-based compensation ($46) The increase in payroll and payroll related expenses is primarily due to the increased number of sales and marketing employees as we build out our sales function.

Sales and marketing expenses for the six months ended June 30, 2023 increased as compared to the same period in 2022 primarily due to increased payroll expenses ($1,330), SpineSource transition expenses ($690), sales commissions ($610) and stock-based compensation ($92), partially offset by decreased consulting and professional fees ($1,129). The increase in payroll and payroll related expenses is primarily due to the increased number of sales and marketing employees as we build out our sales function.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2023 decreased as compared to the same period in 2022 primarily due to a legal settlement accrual in 2022 ($574) and decreased professional service fees ($517) partially offset by increased stock-based compensation ($256), and payroll expenses ($62).

General and administrative expenses for the six months ended June 30, 2023 decreased as compared to the same period in 2022 primarily due to a legal settlement accrual in 2022 ($574) and decreased professional service fees ($489), partially offset by increased stock-based compensation ($738) and payroll expenses ($245). The increase in general and administrative expenses in 2023 exclusive of the legal settlement accrual was primarily due to the Company’s ongoing transition to an operating company and the creation of an infrastructure to support future growth through the hiring of employees.

Gain (Loss) on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments for the three and six months ended June 30, 2023 increased approximately $2 and $57, respectively, as compared to the three and six months ended June 30, 2022 due to interest on our investments in money market and corporate debt securities. We had no interest expense for the three and six months ended June 30, 2023 and interest expense for the three and six months ended June 30, 2022 of $88 and $362 related to our convertible debt.

Liquidity and Capital Resources; Going Concern

As of June 30, 2023, we had cash and cash equivalents and short-term investments of approximately $6.3 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering and the sale of our products. As of June 30, 2023, we had no outstanding debt.

As of June 30, 2023, we had an accumulated deficit of approximately $48.6 million and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. On April 29, 2022, we closed an initial public offering of our common stock. On June 16, 2023, we closed a registered public offering. Based upon our current operating plan, we believe that our existing cash and cash equivalents will not be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the date these consolidated financial statements were available to be released. We plan to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues from The Catamaran System; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

As we attempt to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our sales and marketing efforts, research and development activities, or other operations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, and collaborations. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans. Due to the uncertainty in our ability to raise capital, management believes that there is substantial doubt in our ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements.

We plan to use our cash within the twelve months from June 30, 2023 and beyond for working capital and research and development.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2023:

	Payments Due By Period (In thousands)
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$905	$150	$611	$144	$—
Purchase obligations	—	—	—	—	—
Total	$905	$150	$611	$144	$—

Obligations under Terminated Sales Representative Agreement: On October 6, 2022, we entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”). In accordance with the Termination Agreement, (i) we paid the Representative $1,000 in cash; and (ii) we agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to us, (b) 20% of net sales of the Product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition, we will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The timing of the payments under clause (b) and (c) is variable depending on the timing of our sales.

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(6,752)	$(5,227)	$(1,525)	29%
Investing activities	5,798	(3,906)	9,704	(248)%
Financing activities	4,665	14,139	(9,474)	(67)%
Effect of foreign currency translation on cash flow	12	(48)	60	(125)%
Net increase in cash and cash equivalents	$3,723	$4,958	$(1,235)	(25)%

The decrease in net cash used in operating activities for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily attributable to our increased net loss of $1.3 million, adjusted for increases in non-cash stock-based compensation expenses ($1,373) and a decrease in common stock issued for services (1,561), in addition to increases in inventory ($285) and accounts payable ($495).

Cash provided by investing activities for the six months ended June 30, 2023 consisted primarily of the net sales of short-term investments of approximately $6.0 million to use to fund our operations, partially offset by purchases of property and equipment of $0.2 million. Cash used in investing activities for the six months ended June 30, 2022 consisted primarily of the net purchases of short-term investments of $3.7 million and purchases of property and equipment of $0.2 million.

Cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of the $4.8 million, net of relevant expenses, received from our registered offering in June 2023. Cash provided by financing activities for the six months ended June 30, 2022 consisted of the $14.1 million cash received from our initial public offering in April 2022, net of relevant expenses.

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from three other sources. Actual results could differ from these estimates under different assumptions or conditions. For the six months ended June 30, 2023, there were no significant changes to our existing critical accounting policies from those disclosed on our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2023, and December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(C) Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

As previously reported by the Company on a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2023, on July 20, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company failed to maintain a minimum bid price of at least $1.00 per share for the prior 30 consecutive trading day period from June 6, 2023 to July 19, 2023, based upon the closing bid price for its common stock as required by Nasdaq Listing Rule 5550(a)(2).

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until January 16, 2024, to regain compliance with the minimum bid requirement under Nasdaq Listing Rule 5550(a)(2). During the compliance period, the Company’s common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless extended by Nasdaq under Nasdaq Rule 5810(c)(3)(H), prior to January 16, 2024.

In the event the Company does not regain compliance during the compliance period, the Company may be eligible for additional 180 calendar days to comply with Nasdaq Listing Rule 5550(a)(2), subject to the Company satisfying the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market with the exception of the bid price requirement, subject to Nasdaq’s approval.

As previously reported by the Company on a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2023, the Company received a written notice from Nasdaq dated May 17, 2023, notifying the Company that it is no longer in compliance with Nasdaq Rule 5550(b)(1), the minimum stockholders’ equity requirement of $2,500,000 for continued listing on The Nasdaq Capital Market (the “Minimum Equity Requirement”).

On June 16, 2023, the Company consummated a public offering (the “Public Offering”) of 10,000,000 units, each unit consisting of one share of the Company’s common stock and two warrants, each to purchase one share of the Company’s common stock in which it received net proceeds of $4,866,000. As of July 10, 2023, the Company believes it is in compliance with the Minimum Equity Requirement as a result of the Public Offering.

Nasdaq will continue to monitor the Company’s ongoing compliance with the Minimum Equity Requirement and, if at the time of its next periodic report the Company does not evidence compliance, it may be subject to delisting.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1#	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2#	Bylaws of the Registrant.

4.1##	Form of Warrant.

4.2#	Form of Pre-funded Warrant.

4.3#	Form of Warrant Agency Agreement.

4.4##	Form of Securities Purchase Agreement

10.1#	Employment Agreement dated June 1, 2021 between Steven M. Foster and the Registrant.

10.2#	Employment Agreement dated June 1, 2021 between Richard Ginn and the Registrant.

10.3#	Consulting Agreement dated May 7, 2021 by and between Richard Ferrari and the Registrant.

10.4#	Employment Agreement dated June 1, 2021 between Steven Van Dick and the Registrant.

10.5#	Tenon Medical 2022 Equity Incentive Plan.

10.6###	Purchase Agreement dated as of July 24, 2023, by and between Tenon Medical, Inc. and Lincoln Park Capital Fund, LLC

10.7###	Registration Rights Agreement dated as of July 24, 2023, by and between Tenon Medical, Inc. and Lincoln Park Capital Fund, LLC

21.1#	List of Subsidiaries of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Tenon Medical, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Tenon Medical, Inc.

32.1*	Section 1350 Certification of the President and Chief Executive Officer of Tenon Medical, Inc.

32.2*	Section 1350 Certification of the Chief Financial Officer of Tenon Medical, Inc.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Incorporated by reference to the same exhibit number in the Company’s Registration Statement No. 333-272488, filed with the Securities and Exchange Commission on June 7, 2023.

##	Incorporated by reference to the same exhibit number in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2023, as amended by the Form 8-K/A filed with the Securities and Exchange Commission on July 18, 2023.

###	Incorporated by reference to the same exhibit number in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2023.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENON MEDICAL, INC.

Dated: August 11, 2023	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: August 11, 2023	/s/ Steven Van Dick
Steven Van Dick
Chief Financial Officer (Principal Financial and Accounting Officer)