Form 10-Q
period 2023-09-30
Tenon Medical, Inc.
filed 2023-11-14
CIK 1560293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 14, 2023, the registrant had a total of 2,471,046 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Tenon Medical, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,371	$2,129
Short-term investments	—	6,441
Accounts receivable	773	228
Inventory	474	415
Prepaid expenses	345	134
Total current assets	4,963	9,347
Fixed assets, net	956	793
Deposits	51	51
Operating lease right-of-use asset	704	873
Deferred offering costs	644	25
TOTAL ASSETS	$7,318	$11,089

Liabilities and Stockholders’ EQUITY
Current liabilities:
Accounts payable	$763	$550
Accrued expenses	571	717
Current portion of accrued commissions	1,502	1,035
Current portion of operating lease liability	249	228
Total current liabilities	3,085	2,530
Accrued commissions, net of current portion	1,222	1,624
Operating lease liability, net of current portion	494	683
Total liabilities	4,801	4,837

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized at September 30, 2023 and December 31, 2022; 2,471,014 and 1,123,680 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	1
Additional paid-in capital	54,556	45,843
Accumulated deficit	(51,939)	(39,492)
Accumulated other comprehensive loss	(102)	(100)
Total stockholders’ equity	2,517	6,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,318	$11,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$944	$208	$2,120	$414
Cost of sales	409	302	1,438	848
Gross (Loss) Profit	535	(94)	682	(434)

Operating Expenses
Research and development	737	797	2,472	2,016
Sales and marketing	1,527	645	5,436	2,864
General and administrative	1,649	1,726	5,360	5,483
Total Operating Expenses	3,913	3,168	13,268	10,363

Loss from Operations	(3,378)	(3,262)	(12,586)	(10,797)

Other Income (Expense)
Gain on investments	50	72	143	108
Interest expense	(4)	—	(4)	(362)
Other income (expense), net	—	19	—	39
Total Other Income (Expense), net	46	91	139	(215)
Net Loss	$(3,332)	$(3,171)	$(12,447)	$(11,012)
Net Loss Per Share of Common Stock
Basic and diluted	$(1.46)	$(2.82)	$(7.91)	$(15.91)

Weighted-Average Shares of Common Stock Outstanding
Basic and diluted	2,276	1,124	1,573	692

Consolidated Statements of Comprehensive Loss:
Net loss	$(3,332)	$(3,171)	$(12,447)	$(11,012)
Unrealized gain (loss) on investments	—	(10)	16	(37)
Foreign currency translation adjustment	(30)	(19)	(18)	(40)
Total comprehensive loss	$(3,362)	$(3,200)	$(12,449)	$(11,089)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

Three Months Ended September 30, 2023 and 2022:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at June 30, 2023	—	$—	—	$—	2,162,377	$2	$49,580	$(48,607)	$(72)	$903
Stock-based compensation expense	—	—	—	—	—	—	1,070	—	—	1,070
Release of restricted stock units	—	—	—	—	5,124	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	204,604	—	453	—	—	453
Common stock issued for services	—	—	—	—	98,909	—	289	—	—	289
Reclassification of warrant liability to equity	—	—	—	—	—	—	3,164	—	—	3,164
Other comprehensive income	—	—	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	—	—	(3,332)	—	(3,332)
Balance at September 30, 2023	—	$—	—	$—	2,471,014	$2	$54,556	$(51,939)	$(102)	$2,517

Balance at June 30, 2022	—	$—	—	$—	1,123,680	$1	$43,667	$(28,416)	$(139)	$15,113
Stock-based compensation expense	—	—	—	—	—	—	1,034	—	—	1,034
Other comprehensive income	—	—	—	—	—	—	—	—	(29)	(29)
Net loss	—	—	—	—	—	—	—	(3,171)	—	(3,171)
Balance at September 30, 2022	—	$—	—	$—	1,123,680	$1	$44,701	$(31,587)	$(168)	$12,947

Nine months ended September 30, 2023 and 2022:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2022	—	$—	—	$—	1,123,680	$1	$45,843	$(39,492)	$(100)	$6,252
Stock-based compensation expense	—	—	—	—	—	—	3,164	—	—	3,164
Release of restricted stock units	—	—	—	—	43,821	—	—	—	—	—
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	1,000,000	1	1,643	—	—	1,643
Reclassification of warrant liability to equity							3,164			3,164
Issuance of common stock, net of issuance costs	—	—	—	—	204,604	—	453	—	—	453
Common stock issued for services	—	—	—	—	98,909	—	289	—	—	289
Other comprehensive income	—	—	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	—	—	(12,447)	—	(12,447)
Balance at September 30, 2023	—	$—	—	$—	2,471,014	$2	$54,556	$(51,939)	$(102)	$2,517

Balance at December 31, 2021	2,550,763	$12,367	491,222	$1,272	98,995	$—	$114	$(20,575)	$(91)	$(20,552)
Stock-based compensation expense	—	—	—	—	—	—	1,755	—	—	1,755
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	320,000	—	13,765	—	—	13,765
Common stock issued upon conversion of Series A preferred stock	(2,550,763)	(12,367)	—	—	244,773	—	12,367			12,367
Common stock issued upon conversion of Series B preferred stock	—	—	(491,222)	(1,272)	24,561	—	1,272			1,272
Common stock issued upon conversion of debt	—	—	—	—	395,542	1	13,867	—	—	13,868
Common stock issued for services	—	—	—	—	39,809	—	1,561	—	—	1,561
Other comprehensive income	—	—	—	—	—	—	—	—	(77)	(77)
Net loss	—	—	—	—	—	—	—	(11,012)	—	(11,012)
Balance at September 30, 2022	—	$—	—	$—	1,123,680	$1	$44,701	$(31,587)	$(168)	$12,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(12,447)	$(11,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investments	—	(37)
Non-cash interest expense	—	362
Stock-based compensation expense	3,164	1,755
Common stock issued for services	—	1,561
Depreciation and amortization	106	53
Amortization of operating right-of-use asset	169	157
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(545)	(68)
Inventory	(59)	(622)
Prepaid expenses and other assets	(257)	(100)
Accounts payable	213	(56)
Accrued expenses	(81)	(485)
Operating lease liability	(168)	(148)
Net cash used in operating activities	(9,905)	(8,640)

Cash Flows from Investing Activities
Sales and maturities of short-term investments	6,996	4,404
Purchases of short-term investments	(493)	(9,381)
Purchases of fixed assets	(269)	(246)
Net cash provided by (used in) investing activities	6,234	(5,223)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of issuance costs	4,808	14,139
Proceeds from issuance of common stock, net of issuance costs	453	—
Deferred offering costs	(330)	—
Net cash provided by financing activities	4,931	14,139

Effect of foreign currency translation on cash flow	(18)	(40)
Net Increase in Cash and Cash Equivalents	1,242	236

Cash and Cash Equivalents at Beginning of Period	2,129	2,917
Cash and Cash Equivalents at End of Period	$3,371	$3,153

Supplemental Disclosures of Cash Flow Information
Non-cash investment and financing activities:
Common stock issued upon conversion of preferred stock	$—	$13,639
Common stock issued upon conversion of debt	$—	$13,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(unaudited)(in thousands, except share and per-share data)

1. Organization and Business

Nature of operations

Tenon Medical, Inc. (the “Company”), was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. The Company is a medical device company that has developed The Catamaran™ SI Joint Fusion System (“The Catamaran System”) that offers a novel, less invasive approach to the sacroiliac joint (the “SI Joint”) using a single, robust, titanium implant for treatment of the most common types of SI Joint disorders that cause lower back pain. The Company received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for The Catamaran System and is currently focused on the US market.

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

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included in its Annual Report on Form 10-K filed with the SEC on March 10, 2023.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2023.

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

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System. Based on the Company’s current level of revenues and expenditures, the Company believes that its existing cash and cash equivalents and short-term investments as of September 30, 2023 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these condensed consolidated financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Notices from Nasdaq

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

On September 13, 2023, the Company’s shareholders approved a plan to effect a reverse stock split of the Company’s common stock in a ratio ranging from 1-for-2 and 1-for-10, as determined by the Company’s Board of Directors, in its discretion. On November 2, 2023, the Company effected a 1-for-10 reverse stock split as further explained below.

On May 17, 2023, the Company received a written notice from Nasdaq notifying the Company that it is no longer in compliance with Nasdaq Rule 5550(b)(1), the minimum stockholders’ equity requirement of $2,500,000 for continued listing on The Nasdaq Capital Market (the “Minimum Equity Requirement”).

On June 16, 2023, the Company consummated a public offering (the “Public Offering”) of 1,000,000 units, each unit consisting of one share of the Company’s common stock and two warrants, each to purchase one share of the Company’s common stock in which it received net proceeds of $4,866,000. As of July 14, 2023, the Company believes it is in compliance with the Minimum Equity Requirement as a result of the Public Offering.

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

Reverse Stock Splits

On April 6, 2022, the Company effected a 1-for-2 reverse stock split (the “2022 Reverse Stock Split”) by filing an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State. The 2022 Reverse Stock Split combined every two shares of our common stock issued and outstanding immediately prior to effecting the 2022 Reverse Stock Split into one share of common stock. Similarly, shares of Series A and Series B Preferred Stock became convertible into common stock at a conversion rate of one-to-0.5, subject to adjustments for stock dividends, splits, combinations, and similar events. No fractional shares were issued in connection with the 2022 Reverse Stock Split.

On November 2, 2023, the Company effected a 1-for-10 reverse stock split (the “2023 Reverse Stock Split”) by filing an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State. The 2023 Reverse Stock Split combined every ten shares of our common stock issued and outstanding immediately prior to effecting the 2023 Reverse Stock Split into one share of common stock. No fractional shares were issued in connection with the 2023 Reverse Stock Split. All historical share and per share amounts reflected throughout this document have been adjusted to reflect the 2022 Reverse Stock Split and the 2023 Reverse Stock Split. The authorized number of shares and the par value per share of the Company’s common stock were not affected by the 2022 Reverse Stock Split or the 2023 Reverse Stock Split.

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

The Company had the following dilutive common stock equivalents as of September 30, 2023 and 2022 which were excluded from the calculation because their effect was anti-dilutive:

	September 30,
	2023	2022
Outstanding restricted stock units	95,407	131,853
Outstanding stock options	99,834	84,134
Outstanding warrants	2,009,600	12,100
Total	2,204,841	228,087

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

Recent Accounting Pronouncements Not Yet Adopted

There have been no accounting pronouncements or changes in accounting pronouncements in the nine months ended September 30, 2023 that are significant or potentially significant to the Company.

3. Investments

The following table sets forth by level, within the fair value hierarchy, the Company’s investments at fair value as of September 30, 2023 and December 31, 2022:

Level 2
Corporate debt securities:
September 30, 2023	$—
December 31, 2022	$6,441

Cost and fair value of available-for-sale investments as of September 30, 2023 and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
September 30, 2023	$—	$—	$—	$—
December 31, 2022	$6,457	$—	$(16)	$6,441

All of the investments with gross unrealized losses have been in a continuous loss position for less than 12 months.

During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any significant other-than-temporary impairment losses because the Company does not intend to sell the investments before recovery of their amortized cost bases.

During the three and nine months ended September 30, 2023, there were net gains of approximately $51 and $144, respectively, included in the Company’s net loss. During the three and nine months ended September 30, 2022, there were net gains of approximately $72 and $108, respectively, included in the Company’s net loss. Accrued interest as of September 30, 2023 and December 31, 2022 was approximately $0 and $13, respectively, and is included in prepaid expenses in the Company’s condensed consolidated balance sheets.

4. Fixed Assets, Net

Fixed assets, net, consisted of the following:

	September 30, 2023	December 31, 2022
Catamaran tray sets	$538	$193
Construction in progress	510	601
IT equipment	56	56
Leasehold improvements	15	—
Lab equipment	14	14
Office furniture	9	9
Fixed assets, gross	1,142	873
Less: accumulated depreciation	(186)	(80)
Fixed assets, net	$956	$793

Construction in progress is made up of reusable components that will become Catamaran Tray Sets. Depreciation expense was approximately $46 and $24 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was approximately $106 and $53 for the nine months ended September 30, 2023 and 2022, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Accrued compensation	$306	$452
Other accrued expenses	265	265
Total accrued expenses	$571	$717

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

Operating lease costs for the facility lease were $73 and $73 for the three months ended September 30, 2023 and 2022, respectively, and were $219 and $219 for the nine months ended September 30, 2023 and 2022, respectively. Lease costs are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2023	2022
Operating lease right-of-use assets	$704	$873

Operating lease liability, current	$(249)	$(228)
Operating lease liability, noncurrent	(494)	(683)
Total operating lease liabilities	$(743)	$(911)

Future maturities of operating lease liabilities as of September 30, 2023 were as follows:

2023	$75
2024	301
2025	310
2026	144
Total lease payments	830
Less: imputed interest	(87)
Present value of operating lease liabilities	$743

Other information:

Cash paid for operating leases for the nine months ended September 30, 2023	$218
Cash paid for operating leases for the nine months ended September 30, 2022	$212
Remaining lease term - operating leases (in years)	2.75
Average discount rate - operating leases	8.0%

7. Stockholders’ Equity

The Company’s current Amended and Restated Certificate of Incorporation dated February 18, 2014 authorizes the issuance of 130,000,000 shares of common stock and 20,000,000 shares of preferred stock, with a par value of $0.001 per share. With respect to the preferred stock, 4,500,000 shares are designated Series A Preferred Stock and 491,222 shares are designated Series B Preferred Stock. As of September 30, 2023 and December 31, 2022, there were no shares of Series A Preferred stock or Series B Preferred Stock issued and outstanding.

Initial Public Offering

On April 26, 2022, the Company’s Registration Statement relating to the IPO was declared effective by the SEC. The IPO consisted of 320,000 shares of common stock, par value $0.001 per share at a public offering price of $50.00 per share. Pursuant to the Underwriting Agreement dated April 26, 2022, between the Company, The Benchmark Company, LLC (“Benchmark”) and Valuable Capital Limited (together with Benchmark, the “Underwriters”), the Company granted the Underwriters warrants to purchase a total of 9,600 shares of the Company’s common stock at an exercise price of $50.00 per share. The warrants expire on the fifth anniversary of the commencement of sales under the IPO. On April 27, 2022, the shares of the Company’s common stock began trading on the Nasdaq Capital Market LLC under the symbol “TNON.”

On April 29, 2022, the IPO closed, and the Company received approximately $13.8 million in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated IPO expenses payable by the Company. As a result of the completion of the IPO, the Company converted the entirety of the outstanding principal and accrued interest of the convertible notes payable to 395,542 shares of the Company’s common stock.

On April 29, 2022, as result of the completion of the IPO, the Company converted all shares of Series A and Series B Preferred Stock to 269,334 shares of the Company’s common stock at the conversion rate detailed below and issued the common stock to the preferred stockholders.

Concurrent with the completion of the IPO and in accordance with the Amended and Restated Exclusive Sales Representative Agreement executed in May 2021, the counterparty to the agreement received anti-dilution protections to maintain ownership of 3.0% of the fully diluted equity of the Company through the date of an initial public offering and was issued 31,235 shares of the Company’s common stock to the Representative, fully satisfying the Company’s obligations. Also, as a result of the completion of the IPO, the Company issued 8,574 shares of its common stock to a consultant. The value of these shares issued at the IPO price of $50.00 per share was charged to operating expenses in the Company’s consolidated financial statements.

Registered Offering

On June 16, 2023, the Company closed the Registered Offering of a total of 1,000,000 units (the “Units”) for proceeds, net of issuance costs, of $4,808, with each Unit consisting of (i) one share of the Company’s common stock, and (ii) two warrants, each warrant to purchase one share of the Company’s common stock at an exercise price equal to $5.60 per share (the “Offering Warrants”). The Offering Warrants were exercisable upon issuance and will expire five years from the date of issuance. Per the terms of the Offering Warrants, the exercise price reset subsequent to quarter end on July 16, 2023 to $3.146 per share.

At-the-Market Offering Program

On May 4, 2023, the Company entered into an Equity Distribution Agreement to establish an at-the-market offering program, under which the Company may sell from time to time, at its option, shares of its common stock having an aggregate gross sales price of $5.5 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. During the three and nine months ended September 30, 2023, 204,604 shares of the Company’s common stock were sold under the program at a weighted-average price of $2.28 per share with aggregate net proceeds of $452.

Equity Line of Credit

On July 24, 2023, the Company entered into a purchase agreement (“Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell to Lincoln Park up to $10 million of shares of common stock from time to time during the term of the Purchase Agreement. On September 22, 2023 (the “Commencement Date”), the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”), covering the resale of shares of common stock issued to Lincoln Park under the Purchase Agreement.

Beginning on the Commencement Date and for a period of 24 months thereafter, under the terms and subject to the conditions of the Purchase Agreement, from time to time, at the Company’s discretion, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $10 million of shares of common stock, subject to certain limitations set forth in the Purchase Agreement. Specifically, from time to time from and after the Commencement Date, the Company may, at its discretion, direct Lincoln Park to purchase on any single business day on which the closing price of its common stock on The Nasdaq Capital Market (“Nasdaq”) is equal to or greater than $1.50 up to 10,000 shares of common stock (a “Regular Purchase”); provided, that the Company may direct Lincoln Park to purchase in a Regular Purchase (i) up to 12,500 shares of common stock, if the closing sale price of its common stock on Nasdaq on such business day is at least $15.00 per share and (ii) up to 15,000 shares of common stock, if the closing sale price of its common stock on Nasdaq on such business day is at least $25.00 per share. In no case, however, will Lincoln Park’s commitment with respect to any single Regular Purchase exceed $500,000; provided, that the parties may mutually agree at any time to increase the maximum number of shares of common stock the Company may direct Lincoln Park to purchase in any single Regular Purchase to up to 100,000 shares or any number of shares that shall not exceed 4.99% of the then outstanding shares of common stock. The foregoing share amounts and per share prices will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring after the date of the Purchase Agreement with respect to our common stock. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale, as determined under the Purchase Agreement.

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

Equity awards

In 2012, the Board of Directors of the Company (the “Board”) approved the Tenon Medical, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provided for the issuance of common stock options, appreciation rights, and other awards to employees, directors, and consultants. Options issued under the 2012 Plan generally vest over a period of two to four years and have a 10-year expiration date.

On January 10, 2022 and February 2, 2022, the Board and stockholders, respectively, of the Company approved the Tenon Medical, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), which was effective on April 25, 2022. The initial number of shares of common stock subject to awards and sold under the 2022 Plan was 160,000. The 2022 Plan calls for automatic annual increases in the number of shares available for issuance equal to the least of (a) 110,000 shares, (b) 4% of the total number of shares of all classes of common stock outstanding on the last day of the immediately preceding fiscal year, or (c) such number determined by the 2022 Plan administrator no later than the last day of the immediately preceding fiscal year. Annual increases will continue until the tenth anniversary of the earlier of the Board or stockholder approval of the 2022 Plan, which is January 10, 2032. Upon the effective date of the 2022 Plan, the Board terminated the 2012 Plan such that no new equity awards will be issued by the 2012 Plan.

Compensation expense for the three and nine months ended September 30, 2023 and 2022 includes the portion of awards vested in the periods for all equity-based awards granted, based on the grant date fair value estimated using a Black-Scholes option valuation model.

A summary of the Company’s stock option and restricted stock unit activity under its plans is as follows:

	Stock Options		Restricted Stock Units
	Number of Shares Subject to Outstanding Stock Options	Weighted Average Exercise Price per Share	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2022	89,884	$47.42	131,853	$79.29
Granted	12,050	$15.62	7,500	2.91
Released	—	—	(43,946)	$79.29
Canceled/Forfeited	(2,100)	$35.53	—	—
Outstanding at September 30, 2023	99,834	$43.83	95,407	$73.28

The following table sets forth stock-based compensation expense recognized for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$380	$374	$1,130	$581
Sales and marketing	55	37	171	61
General, and administrative	635	623	1,863	1,113
Total stock-based compensation expense	$1,070	$1,034	$3,164	$721

At September 30, 2023, there were 38,500 shares available for issuance under the 2022 Plan.

Warrants

In April 2022, as noted above, the Company granted the Underwriters warrants to purchase a total of 9,600 shares of the Company’s common stock. The warrants are immediately exercisable at an exercise price of $50.00 per share and expire on the fifth anniversary of the commencement of sales under the IPO. The fair value of the warrants on the grant date was $27.50 per warrant, which was calculated based on the following weighted average assumptions, using a Black-Scholes option valuation model: expected term of 5.00 years; expected volatility of 62.55%; dividend yield of 0%; and risk-free interest rate of 2.92%. The Company recorded the fair value of these warrants of approximately $264 as an issuance cost to additional paid-in capital in 2022. As the IPO issuance costs were also recorded to additional paid-in capital, the net impact was $0.

In June 2023, as noted above, in connection with the Registered Offering, the Company issued Offering Warrants to purchase a total of 2,000,000 shares of the Company’s common stock. The Offering Warrants were exercisable upon issuance at an exercise price of $5.60 per share and will expire five years from the date of issuance. Per the terms of the Offering Warrants, the exercise price of the Offering Warrants reset on July 16, 2023, to a price equal to the greater of (i) $2.80 per share and (ii) 100% of the last VWAP (as defined in the Warrants) on July 14, 2023, which was $3.146 per share. The fair value of the Offering Warrants on the grant date was approximately $3,164, or $1.58 per warrant, which was calculated using a Monte-Carlo simulation to estimate the final exercise price, which is considered a Level 3 fair value measurement, using as inputs; the starting value of $3.00 per share, the Company’s VWAP on June 16; an assumed daily distribution of returns; a mean daily return of 5.18%; a short-term annual volatility of 100% and a standard deviation of 6.3%. The model used Black-Scholes to then calculate the estimated fair value of the Offering Warrants, using an estimated time to maturity of 4.9 years, a risk-free interest rate of 3.99% and a long-term volatility of 60%. Based on the accounting guidance under ASC 815, the Company determined that the Offering Warrants did not meet the criteria for classification as equity as of June 30, 2023. Accordingly, the Company classified the fair value of the Offering Warrants as a liability. As of July 16, 2023, with the resolution of the reset value, the Company has determined that the Offering Warrants do meet the criteria for classification as equity and the fair value of the Offering Warrants has been reclassified to additional paid-in capital on the Company’s consolidated balance sheet as of that date.

8. Commitments and Contingencies

Sales Representative Agreement

In April 2020, the Company entered into an Exclusive Sales Representative Agreement, under which the counterparty to the agreement (the “Representative”) received exclusive rights to market, promote, and distribute The Catamaran System in the United States and Puerto Rico. The agreement is for an initial period of five years, and automatically renews for an additional five years unless written notice is given by either party prior to April 27, 2023. The agreement provides for a bonus to be paid to the Representative upon an acquisition or IPO. In May 2021, the Company entered into an Amended and Restated Exclusive Sales Representative Agreement (the “Restated Sales Agreement”). In connection with the amended agreement, the Company paid $500 cash and issued 53,757 shares of common stock to the Representative, for which the Company recorded a combined total of approximately $880 as sales and marketing expense. In addition, the Representative received anti-dilution protections to maintain ownership of 3.0% of the fully diluted equity of the Company through the date of an initial public offering. In October 2021, the Company issued 4,445 shares of common stock with a fair value of approximately $333 to the Representative in accordance with the anti-dilution provision. In April 2022, the Company issued 31,235 shares of common stock to the Representative in accordance with the anti-dilution provision, fully satisfying the Company’s obligations.

The Restated Sales Agreement restructured the calculation of the bonus paid to the Representative upon an acquisition, removed the bonus payable upon an IPO, and allows the Company to terminate the Restated Sales Agreement as long as the bonus paid to the Representative is at least $6,000.

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement. In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company, (b) 20% of net sales of the product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The Company recorded a charge of $1,000 for the payment to the Representative in the fourth quarter of 2022 and is expensing the $85 per charges as incurred over the six-month period. For payments under clause (b) and clause (c) above, the Company estimated the fair value of the liability using level 3 hierarchy inputs based on a Monte Carlo simulation of future revenues with a 25% quarterly estimated standard deviation of growth rates and a 10% probability of dissolution, discounted at an estimated discount rate of 15.4%. Based on the Company’s fair value analysis, a total of $2,611 was charged to sales and marketing expense in the consolidated statements of operations and comprehensive loss and recorded as accrued commissions in the consolidated balance sheets. A reconciliation of the liability under clause (b) and clause (c) for the nine months ended September 30, 2023 is as follows:

2023
Balance at December 31, 2022	$2,560
Amounts paid during 2023	(406)
Accretion	381
Balance at September 30, 2023	$2,535

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

The term of the Consulting Agreement is from October 6, 2022, until October 05, 2023, unless extended by mutual agreement of the parties in writing for additional one-year terms, or terminated in accordance with the terms of the Consulting Agreement. In consideration for the services to be provided, the Company shall pay the Representative a base consulting fee of $700 per year, payable in monthly instalments, along with additional compensation of up to $62.5 per quarter, if certain sales targets are met, for four quarters; along with any travel and related out-of-pocket expenses incurred by the Representative in connection with the performance of the services.

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

Currency risk

The Company’s subsidiary, Tenon Technology AG, realizes a portion of its expenses in Swiss francs. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. At September 30, 2023 and December 31, 2022, approximately $687 and $8, respectively, of the Company’s net monetary assets were denominated in Swiss francs. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

10. Subsequent Events

On November 2, 2023, the Company effected the 2023 Reverse Stock Split by filing an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State. The 2023 Reverse Stock Split combined every ten shares of our common stock issued and outstanding immediately prior to effecting the 2023 Reverse Stock Split into one share of common stock. No fractional shares were issued in connection with the 2023 Reverse Stock Split. All historical and per share amounts reflected throughout this document have been adjusted to reflect the 2022 Reverse Stock Split and the 2023 Reverse Stock Split. The authorized number of shares and the par value per share of the Company’s common stock were not affected by the 2022 Reverse Stock Split or the 2023 Reverse Stock Split.

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

We have incurred net losses since our inception in 2012. As of September 30, 2023, we had an accumulated deficit of approximately $51.9 million. To date, we have financed our operations primarily through an initial public offering, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2023	2022	2023	2022
Revenue	$944	$208	$2,120	$414
Cost of goods sold	409	302	1,438	848
Gross (loss) profit	535	(94)	682	(434)
Operating expenses:
Research and development	737	797	2,472	2,016
Sales and marketing	1,527	645	5,436	2,864
General and administrative	1,649	1,726	5,360	5,483
Total operating expenses	3.913	3,168	13,268	10,363
Loss from operations	(3,378)	(3,262)	(12,586)	(10,797)
Interest and other income (expense), net:
Gain on investments	50	72	143	108
Interest expense	(4)	—	(4)	(362)
Other income (expense)	—	19	—	39
Net loss	$(3,332)	$(3,171)	$(12,447)	$(11,012)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of goods sold	43	145	68	205
Gross profit	57	(45)	32	(105)
Operating expenses:
Research and development	78	383	117	487
Sales and marketing	162	310	256	692
General and administrative	175	830	253	1,324
Total operating expenses	415	1,523	626	2,503
Loss from operations	(358)	(1,568)	(594)	(2,608
Interest and other income (expense), net:
Gain on investments	5	35	7	26
Interest expense	—	—	—	(87)
Other expense	—	9	—	9
Net loss	(353)%	(1,525)%	(587)%	(2,660)%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue	$944	$208	$736	354%
Cost of goods sold	409	302	107	35%
Gross (loss) profit	$535	$(94)	$629	(669)%
Gross (loss) profit percentage	57%	(45)%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue	$2,120	$414	$1,706	412%
Cost of goods sold	1,438	848	590	70%
Gross (loss) profit	$682	$(434)	$1,116	(257)%
Gross (loss) profit percentage	32%	(105)%

Revenue. The increase in revenue for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 was primarily due to increases of 329% and 404%, respectively, in the number of surgical procedures in which The Catamaran System was used.

Cost of Goods Sold, Gross Profit, and Gross Margin. The increase in cost of goods sold for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 was due to increases of 329% and 404%, respectively, in the number of surgical procedures performed. Gross loss and gross margin percentage improved due to higher revenue associated with the increase in the number of surgical procedures.

Operating Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Research and development	$737	$797	$(60)	(8)%
Sales and marketing	1,527	645	882	137%
General and administrative	1,649	1,726	(77)	(4)%
Total operating expenses	$3,613	$3,168	$(745)	24%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Research and development	$2,472	$2,016	$456	23%
Sales and marketing	5,436	2,864	2,572	90%
General and administrative	5,360	5,483	(123)	(2)%
Total operating expenses	$13,268	$10,363	$2,905	30%

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2023 decreased as compared to the same period in 2022 primarily due to decreased professional fees ($64), partially offset by increased payroll expenses ($15).

Research and development expenses for the nine months ended September 30, 2023 increased as compared to the same period in 2022 primarily due to increased stock-based compensation ($549) and payroll expenses ($101), partially offset by decreased professional fees ($36).

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2023 increased as compared to the same period in 2022 primarily due to increased payroll expenses ($641), SpineSource transition expenses ($203), sales commissions ($75), and stock-based compensation ($18), partially offset by decreased consulting and professional fees ($54). The increase in payroll and payroll related expenses is primarily due to the increased number of sales and marketing employees as we build out our sales function.

Sales and marketing expenses for the nine months ended September 30, 2023 increased as compared to the same period in 2022 primarily due to increased payroll expenses ($1,965), SpineSource transition expenses ($893), sales commissions ($684) and stock-based compensation ($110), partially offset by decreased consulting and professional fees ($1,198). The increase in payroll and payroll related expenses is primarily due to the increased number of sales and marketing employees as we build out our sales function.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2023 decreased as compared to the same period in 2022 primarily due to decreased professional service fees ($91) and payroll expenses ($22) partially offset by increased stock-based compensation ($12).

General and administrative expenses for the nine months ended September 30, 2023 decreased as compared to the same period in 2022 primarily due to a legal settlement accrual in 2022 ($574) and decreased professional service fees ($603), partially offset by increased stock-based compensation ($738) and payroll expenses ($223).

Gain (Loss) on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments for the three months ended September 30, 2023 decreased $22 as compared to the three months ended September 30, 2022. Gain on investments for the nine months ended September 30, 2023 increased $35 as compared to the nine months ended September 30, 2022 due to interest on our investments in money market and corporate debt securities. We had no significant interest expense for the three and nine months ended September 30, 2023 and interest expense for the nine months ended September 30, 2022 of $362 related to our convertible debt.

Liquidity and Capital Resources; Going Concern

As of September 30, 2023, we had cash and cash equivalents and short-term investments of approximately $3.4 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering, a subsequent public offering, issuance of stock under our Equity Distribution Agreement and the sale of our products. As of September 30, 2023, we had no outstanding debt.

As of September 30, 2023, we had an accumulated deficit of approximately $51.9 million and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date and don’t expect to in the near future. Based upon our current operating plan, our existing cash and cash equivalents will not be sufficient to fund our operating expenses and working capital requirements through at least the next 12 months from the date these consolidated financial statements were available to be released. We plan to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues from The Catamaran System; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

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

We plan to use our cash within the twelve months from September 30, 2023 and beyond for working capital and research and development.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2023:

	Payments Due By Period (In thousands)
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$830	$75	$611	$144	$—
Purchase obligations	—	—	—	—	—
Total	$830	$75	$611	$144	$—

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

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(9,905)	$(8,640)	$(1,265)	15%
Investing activities	6,234	(5,223)	11,457	(219)%
Financing activities	4,931	14,139	(9,208)	(65)%
Effect of foreign currency translation on cash flow	(18)	(40)	22	(55)%
Net increase in cash and cash equivalents	$1,242	$236	$(1,006)	(426)%

The increase in net cash used in operating activities for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily attributable to our increased net loss of $1.8 million, adjusted for increases in non-cash stock-based compensation expenses ($1,409) and a decrease in common stock issued for services (1,561), in addition to increases in accounts receivable ($477) and prepaid expenses ($157).

Cash provided by investing activities for the nine months ended September 30, 2023 consisted primarily of the net sales of short-term investments of approximately $6.5 million to use to fund our operations, partially offset by purchases of property and equipment of $0.3 million. Cash used in investing activities for the nine months ended September 30, 2022 consisted primarily of the net purchases of short-term investments of $5.0 million and purchases of property and equipment of $0.2 million.

Cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of the $5.3 million, net of relevant expenses, received from our offerings of stock in 2023. Cash provided by financing activities for the nine months ended September 30, 2022 consisted of the $14.1 million cash received from our initial public offering in April 2022, net of relevant expenses.

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from three other sources. Actual results could differ from these estimates under different assumptions or conditions. For the nine months ended September 30, 2023, there were no significant changes to our existing critical accounting policies from those disclosed on our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2023, and December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(C) Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On September 13, 2023, the Company held its Annual Meeting of Stockholders. The following are the matters acted upon at the Annual Meeting and the final voting results on each matter.

PROPOSAL 1 — ELECTION OF DIRECTORS

Nominees	For	Withhold	Broker Non-Vote
Richard Ferrari	6,844,269	328,273	5,310,919
Steven M. Foster	6,426,657	745,885	5,310,919
Richard Ginn	6,348,738	823,804	5,310,919
Frank Fischer	6,825,908	346,634	5,310,919
Stephen H. Hochschuler, M.D.	6,620,809	551,733	5,310,919
Ivan Howard	6,745,304	427,238	5,310,919
Robert K. Weigle	6,634,717	537,825	5,310,919

PROPOSAL 2 — TO APPROVE, FOR PURPOSES OF COMPLYING WITH NASDAQ LISTING RULE 5635(D), THE ISSUANCE OF SHARES OF OUR COMMON STOCK, PAR VALUE $0.001 PER SHARE, PURSUANT TO THE EQUITY LINE OF CREDIT ISSUED IN 2023

For	Against	Abstain	Broker Non-Vote
6,897,552	237,961	37,029	5,310,919

PROPOSAL 3 — TO APPROVE AN AMENDMENT TO OUR CERTIFICATE OF INCORPORATION TO EFFECT A REVERSE STOCK SPLIT OF OUR COMMON STOCK AT A REVERSE STOCK SPLIT RATIO RANGING FROM 1:2 TO 1:10, INCLUSIVE, AS DETERMINED BY THE BOARD IN ITS SOLE DISCRETION

For	Against	Abstain	Broker Non-Vote
11,254,895	1,223,008	5,557	12,483,460

PROPOSAL 4 — RATIFICATION OF THE SELECTION OF ARMANINO LLP AS OUR INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING DECEMBER 31, 2023

For	Against	Abstain	Broker Non-Vote
12,322,481	101,752	59,228	12,483,461

PROPOSAL 5: — APPROVAL OF THE ADJOURNMENT OF THE ANNUAL MEETING, IF NECESSARY OR APPROPRIATE, TO SOLICIT ADDITIONAL PROXIES

For	Against	Abstain	Broker Non-Vote
11,671,040	735,987	76,432	12,483,459

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1#	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2#	Bylaws of the Registrant.

4.1##	Form of Warrant.

4.2#	Form of Pre-funded Warrant.

4.3#	Form of Warrant Agency Agreement.

4.4##	Form of Securities Purchase Agreement

10.1#	Employment Agreement dated June 1, 2021 between Steven M. Foster and the Registrant.

10.2#	Employment Agreement dated June 1, 2021 between Richard Ginn and the Registrant.

10.3#	Consulting Agreement dated May 7, 2021 by and between Richard Ferrari and the Registrant.

10.4#	Employment Agreement dated June 1, 2021 between Steven Van Dick and the Registrant.

10.5#	Tenon Medical 2022 Equity Incentive Plan.

10.6###	Purchase Agreement dated as of July 24, 2023, by and between Tenon Medical, Inc. and Lincoln Park Capital Fund, LLC

10.7###	Registration Rights Agreement dated as of July 24, 2023, by and between Tenon Medical, Inc. and Lincoln Park Capital Fund, LLC

21.1#	List of Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Tenon Medical, Inc.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Tenon Medical, Inc.

32.1**	Section 1350 Certification of the President and Chief Executive Officer of Tenon Medical, Inc.

32.2**	Section 1350 Certification of the Chief Financial Officer of Tenon Medical, Inc.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Incorporated by reference to the same exhibit number in the Company’s Registration Statement No. 333-260931, filed with the Securities and Exchange Commission on June 7, 2023.

##	Incorporated by reference to the same exhibit number in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2023 as amended by the Form 8-K/A filed with the Securities and Exchange Commission on July 18, 2023.

###	Incorporated by reference to the same exhibit number in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2023.

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENON MEDICAL, INC.

Dated: November 14, 2023	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: November 14, 2023	/s/ Steven Van Dick
Steven Van Dick
Chief Financial Officer (Principal Financial and Accounting Officer)