Form 10-K
period 2023-12-31
Tenon Medical, Inc.
filed 2024-03-29
CIK 1560293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023 (the last business day of the registrant’s most recently completed second quarter) was approximately $4,891,898, which is based on a closing price per share of $2.75 on such date.

As of March 29, 2024, the registrant had a total of 3,726,974 shares of its common stock, $0.001 par value per share, outstanding.

Tenon Medical, Inc.

Annual Report on Form 10-K

For the Fiscal Year ended December 31, 2023

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	Our ability to effectively operate our business segments;

●	Our ability to manage our research, development, expansion, growth and operating expenses;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability and our national distributor’s ability to compete, directly and indirectly, and succeed in the highly competitive medical devices industry;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

●	Other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to our industry, our operations, and results of operations.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Annual Report on Form 10-K should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	all references to the “Company,” “Tenon,” the “registrant” (whether capitalized or not), “we,” “our,” or “us” in this report mean Tenon Medical, Inc.;

●	“year” or “fiscal year” means the year ending December 31st;

●	all dollar or $ references, when used in this report, refer to United States dollars;

●	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

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

●	We have incurred losses in the past, our financial statements have been prepared on a going concern basis and we may be unable to achieve or sustain profitability in the future;

●	Epidemic diseases including COVID 19, or the perception of their effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows;

●	If hospitals, clinicians, and other healthcare providers are unable to obtain and maintain coverage and reimbursement from third-party payors for procedures performed using our products, adoption of our products may be delayed, and it is unlikely that they will gain further acceptance;

●	We may not be able to convince physicians that the Catamaran™ SI Joint Fusion System (“The Catamaran System”) is an attractive alternative to our competitors’ products and that our procedure is an attractive alternative to existing surgical and non-surgical treatments of the SI-Joint;

●	Clinicians and payors may not find our clinical evidence to be compelling, which could limit our sales, and ongoing and future research may prove our products to be less safe and effective than initially anticipated;

●	Pricing pressure from our competitors, changes in third-party coverage and reimbursement, healthcare provider consolidation, payor consolidation and the proliferation of “physician-owned distributorships” may impact our ability to sell our product at prices necessary to support our current business strategies;

●	Practice trends or other factors, including the COVID-19 pandemic, may cause procedures to shift from the hospital environment to ambulatory surgical centers, or ASCs, where pressure on the prices of our products is generally more acute;

●	We operate in a very competitive business environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected and we may not grow;

●	We currently manufacture (through third parties) and sell products used in a single procedure, which could negatively affect our operations and financial condition;

●	If we are unable to hire and train sales managers, clinical specialists, and expand our network of independent sales representatives, we may not be able to generate anticipated sales;

●	We are dependent on a limited number of contract manufacturers, some of them single-source and some of them in single locations, for our product, and the loss of any of these contract manufacturers, or their inability to provide us with an adequate supply of products in a timely and cost-effective manner, could materially adversely affect our business;

●	We and our contract manufacturers are subject to extensive governmental regulation both in the United States and abroad, and failure to comply with applicable requirements could cause our business to suffer;

●	We and our independent sales representatives must comply with U.S. federal and state fraud and abuse laws, including those relating to physician kickbacks and false claims for reimbursement;

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed;

●	We may incur product liability losses, and insurance coverage may be inadequate or unavailable to cover these losses;

●	We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks;

●	The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages, and/or prevent us from developing or marketing our existing or future products;

●	Our business could suffer if we lose the services of key members of our senior management, key advisors or personnel;

●	Various factors outside our direct control may adversely affect manufacturing and distribution of our product;

●	We may seek to grow our business through acquisitions of or investments in new or complementary businesses, products or technologies, and the failure to manage acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us;

●	Our ability to protect our intellectual property and proprietary technology is uncertain;

●	The size and future growth in the market for the SI-Joint fixation market have not been established based on market reports and our estimates are based on our own review and analysis of public information and may be smaller than we estimate, possibly materially. In addition, our estimates of cost savings to the economy and healthcare system as a result of the Catamaran System procedure are based on our internal estimates and market research and could also be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of this market or cost savings, our sales growth may be adversely affected;

●	We have a limited operating history and may face difficulties encountered by early-stage companies in new and rapidly evolving markets;

●	Our failure to adequately protect personal information in compliance with evolving legal requirements could harm our business; and

●	Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

PART I

Item 1. Business

Introduction

Tenon Medical, Inc. (the “Company”), was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. The Company is a medical device company that has developed The Catamaran™ SI Joint Fusion System (“the Catamaran System”) that offers a novel, less invasive approach to the sacroiliac joint (the “SI Joint”) using a single, robust, titanium implant for treatment of the most common types of SI Joint disorders that cause lower back pain. The Company received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for The Catamaran System and is currently focused on the US market. Since the national launch of the Catamaran System in October 2022, the Company is focused on three commercial opportunities: 1) Primary SI Joint procedures, 2) Revision procedures of failed SI Joint implants and 3) SI Joint fusion adjunct to a spine fusion construct.

The Opportunity

We estimate that over 30 million American adults have chronic lower back pain. Published clinical studies have shown that 15% to 30% of all chronic lower back pain is associated with the SI-Joint. For patients whose chronic lower back pain stems from the Sacroiliac Joint (“SI-Joint”), our experience in both clinical trials and commercial settings indicates the system to be introduced by Tenon could be beneficial for patients who are properly diagnosed and screened for surgery by trained healthcare providers.

In 2019, approximately 475,000 patients in the United States were estimated to have received an aesthetic injection to temporarily alleviate pain emanating from the SI-Joint and/or to diagnose SI-Joint pain. Additionally, several non-surgical technologies have been introduced in the past 10 years to address patients who do not respond to conservative options, including systemic oral medications, opioids, physical therapy and injection therapy.

To date, the penetration of a surgical solution for this market has been relatively low (5-7%). We believe this is due to complex surgical approaches and suboptimal implant design of existing options. The penetration of this market with an optimized surgical solution is Tenon’s focus.

We believe the SI-Joint is the last major joint to be successfully addressed by the spine implant industry. Studies have shown that disability resulting from disease of the SI-Joint is comparable to the disability associated with a number of other serious spine conditions, such as knee and hip arthritis and degenerative disc disease, each of which has surgical solutions where an implant is used, and a multi-billion-dollar market exists.

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

The SI-Joint is a relatively immobile joint that connects the sacrum (the spinal segment that is attached to the base of the lumbar spine at the L5 vertebra) and the ilium of the pelvis. Each SI-Joint is approximately 2-4mm wide and irregularly shaped.

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

Non-Surgical Treatment of Sacroiliac Joint Disease

Several non-surgical treatments exist for suspected sacroiliac joint pain. These conservative steps often provide desired relief for the patient. Non-surgical treatments include:

●	Drug Therapy: including opiates and non-steroidal anti-inflammatory medications.

●	Physical Therapy: which can involve exercises as well as massage.

●	Intra-Articular Injections of Steroid Medications: which are typically performed by physicians who specialize in pain treatment or anesthesia.

●	Radiofrequency Ablation: or the cauterizing of the lateral branches of the sacral nerve roots.

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

Commercialization

Tenon initiated its national commercial launch of the Catamaran System in October 2022 to address what we believe is a large market opportunity. The Catamaran System includes instruments and implants designed to prepare and fixate the SI-Joint for fusion. The Catamaran System is distinct from other competitive offerings in the following ways:

●	Transfixes the SI-Joint

●	Inferior / Posterior Sacroiliac Fusion Approach

●	Reduced Approach Morbidity

●	Direct And Visualized Approach to the SI-Joint

●	Single Implant Technique

●	Insertion Trajectory Away from the Neural Foramen

●	Insertion Trajectory Away from Major Lateral Vascular Structures

●	Autologous Bone Grafting in the Ilium, Sacrum and Bridge

●	Radiographic Confirmation of Bridging Bone Fusion of the SI-Joint

The fixation device and its key features are shown below:

Key Features

“Pontoon” in the ilium

“Pontoon” in the sacrum

“Pontoons and Bridge” filled with autologous bone from drilling process

Leading edge osteotome creates defect and facilitates ease of insertion

The Catamaran System is a singular implant designed with several proprietary components which allow for it to be explicitly formatted to address the SI-Joint with a single approach and implant. This contrasts with several competitive implant systems that require multiple approach pathways and implants to achieve fixation. In addition, the inferior-posterior approach is designed to be direct to the joint and through limited anatomical structures which may minimize the morbidity of the approach. The implant features a patented dual pontoon open cell design which enables the clinician to pack the pontoons with the patient’s own autologous bone designed to promote bone fusion across the joint. The Catamaran System is designed specially to resist vertical shear and rotation of the joint in which it was implanted, helping stabilize the joint in preparation for eventual fusion.

The instruments we have developed are proprietary to the Catamaran System and specifically designed to transfix the SI-Joint and facilitate an inferior-posterior approach that is unique to the system.

Tenon also has developed a proprietary 2D placement protocol as well as a protocol for 3D navigation utilizing the latest techniques in spine surgery. These Tenon advancements are intended to further enhance the safety of the procedure and encourage more physicians to adopt the procedure.

In October 2022, we received Institutional Review Board (“IRB”) approval from WCG IRB for two separate Tenon-sponsored post market clinical studies of the Catamaran System. The approval by WCG allows designated Catamaran study centers to begin recruiting and enrolling patients into the clinical studies. The first approval from WCG IRB will support a prospective, multi-center, single arm post market study that will evaluate the clinical outcomes of patients with sacroiliac joint disruptions or degenerative sacroiliitis treated with the Catamaran System. Patients will be followed out to 24 months assessing various patient reported outcomes, radiographic assessments, and adverse events. The second prospective, multi-center, Catamaran study will evaluate 6-to-12-month radiographic outcomes to assess fusion of patients that have already undergone treatment with the Catamaran System. In addition, retrospective and prospective clinical outcomes will be evaluated. We anticipate completing enrollment by the end of the second quarter of 2024.

The Market

Based on market research and internal estimates, Tenon believes the potential market for surgical intervention of the SI-Joint to be 279,000 procedures annually in the U.S. alone, for a potential annual market of approximately $2.0 billion. These estimates are driven by coding data for SI-Joint injections to treat pain and informed assumptions relative to surgical intervention candidacy

Based on public information, we believe that the largest clinical device supplier in this market does approximately 16,000 SI-Joint fixations a year representing the largest market share. The other competitive devices that are offered are all products generally part of much larger companies with a variety of orthopedic devices and as such do not specifically call out the number of specific SI-Joint procedures performed with their products. It is our belief that all other competitive devices represent approximately another 5,000 potential SI-Joint procedures.

Based on this analysis we believe the market is vastly underserved and only penetrated 5-7%, leaving tremendous upside for a next generation device that meets the needs of this market.

Competitive Landscape

We believe Tenon is the first company to develop and manufacture a novel Inferior-Posterior approach featuring a dual pontoon fixation technology cleared by the FDA expressly for SI-Joint fusion. The approach, referred to as Inferior Posterior Sacroiliac Fusion is focused on these critical aspects of the surgical procedure:

1.	Designed for Safety: the approach trajectory and angle are away from the neural foramen and major vascular structures.

2.	Focus on Efficiency: the approach is designed to be direct to the SI-Joint, which allows for visualization of the joint and is designed to pass through minimal muscle structures, which may result in a faster and more efficient surgical procedure and reduced post-op pain for the patient.

3.	Targeted Anatomy: the approach places the implant in the aspect of the SI-Joint with the densest bone, designed to provide maximum fixation and resistance to vertical shear. This is designed to provide a secure press fit of the implant, reducing the incidence of revision surgery due to implant loosening, which we believe is the reason for many competitive device failures as reported to the FDA Medical Device Reporting (MDR).

Note the trajectory used in the Inferior Posterior approach:

The following are the primary factors on which companies compete in our industry:

●	product and clinical procedure effectiveness;

●	ease of surgical technique and use of associated instruments;

●	safety;

●	published clinical outcomes and evidence;

●	sales force knowledge and service levels;

●	product support and service, and customer service;

●	comprehensive training, including disease, anatomy, diagnosis, and treatment;

●	product innovation and the speed of innovation;

●	intellectual property;

●	accountability and responsiveness to customers’ demands;

●	pricing and reimbursement;

●	scientific (biomechanics) data; and

●	attracting and retaining key personnel.

Tenon believes that refined approaches and improved implant design will open the door to enhanced adoption and further penetration of this important market.

The Catamaran™ SI-Joint Fusion System Solution

Until October 2022, Tenon sold the Catamaran System to a limited number of clinician advisors to refine the product for a full commercial launch. In October 2022, Tenon initiated a full commercial launch at the NASS meeting in Chicago. The Catamaran System includes instruments and implants designed to prepare and fixate the SI-Joint for fusion. We believe the Catamaran System will address a large market opportunity with a superior product and is distinct from other competitive offerings in the following ways:

●	Transfixes the SI joint
●	Inferior-Posterior Sacroiliac Fusion Approach

●	Reduced Approach Morbidity

●	Direct And Visualized Approach to the SI-Joint

●	Single Implant Technique

●	Insertion Trajectory Away from the Neural Foramen

●	Insertion Trajectory Away from Major Vascular Structures

●	Autologous Bone Grafting in the Ilium, Sacrum and Bridge

●	Radiographic Confirmation of Bridging Bone Fusion of the SI-Joint

The fixation device and its key features are shown below:

Key Features

“Pontoon” in the ilium

“Pontoon” in the sacrum

“Pontoons and Bridge” filled with autologous bone from drilling process

Leading edge osteotome creates defect and facilitates ease of insertion

The Catamaran System is a singular implant designed with several proprietary components which allow for it to be explicitly formatted to transfix the SI-Joint with a single approach and implant. This contrasts with several competitive implant systems that require multiple approach pathways and implants to achieve fixation. In addition, the Inferior-Posterior approach is designed to be direct to the joint and through limited anatomical structures which may minimize the morbidity of the approach. The implant features a patented dual pontoon open cell design which enables the clinician to pack the pontoons with the patient’s own autologous bone designed to promote bone fusion across the joint. The Catamaran System is designed specially to resist vertical shear and rotation of the joint in which it was implanted, helping stabilize the joint in preparation for eventual fusion.

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

The Procedure

We believe the Catamaran System and its differentiated characteristics allow for an efficient and effective procedure designed to deliver short-term stabilization and long-term fusion that can be confirmed radiographically. Shown below is an illustration demonstrating the unique placement of the Catamaran System inserted Inferior-Posterior and coming directly down to and transfixing the joint

The Catamaran System procedure is typically performed under general anesthesia using a specially designed instrument set we provide to prepare for the Inferior-Posterior access to the SI-Joint. Specially designed imaging and navigation protocols are designed to ensure the clinician has the proper entry point, trajectory, angle and depth so that the pontoons of the Catamaran System are placed for maximum fixation. The Catamaran System incorporates two pontoons and is designed so that when the system is impacted into the bone one pontoon is on the Illum side and the other is in the Sacrum side with the bridge spanning the joint, preventing shear and rotation of the joint. The device also features an open cell design where the patient’s own (autologous) bone is packed into the pontoons and the bridge to facilitate fusion across the joint. The leading edge of the bridge is designed to act as an osteotome, providing a self-created deficit upon insertion. These features are designed to create an ideal environment for bone ingrowth and fusion. Below is a fluoroscopic image of an implanted Catamaran Fixation Device spanning the SI-Joint.

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

Sales and Marketing

We market and sell the Catamaran System primarily through independent distributors and sales representatives specializing in spine sales. Our target customer base includes approximately 12,000 physicians who perform spine and/or pelvic surgical procedures.

We provide general sales and marketing training to our independent sales representative along with comprehensive, hands-on cadaveric and dry-lab training sessions focusing on the clinical benefits of the Catamaran System and the importance of using the 2D and 3D protocols we have developed. We believe many clinicians have already been trained using one of the alternative products but have not been satisfied with the approach and technology. This provides Tenon with an opportunity to demonstrate to an already-trained-clinician the unique attributes of the Catamaran System.

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

Research & Development

Our initial development of the Catamaran System has incorporated several differentiating features which we believe will make an important contribution for many patients suffering from SI-Joint pain. To our knowledge, no other competitive product incorporates these Next Generation features:

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

The Tenon development plan is to expand the Catamaran System offering by introducing a series of implant lengths so that the clinician has a full complement of sized implants to choose from depending on the patient’s anatomy. These product enhancements will enable the clinician to optimize the size of each implant to ensure full fixation based on anatomy. Tenon believes, based on literature searches of prior SI-Joint fixation technologies, that adverse event incidence where the implant has loosened or been misplaced thereby requiring a revision surgery could reach 20%. Tenon believes that its ability to make the Catamaran System a specifically sized fixation device will benefit many patients requiring a revision surgery.

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

Additionally, Tenon will initiate various post marketing clinical studies in accordance with FDA cleared indications for use. Since we have already received FDA 510(k) clearance to market the Catamaran System, our clinical study activities will be focused on capturing post-market safety and efficacy data. Tenon has received IRB approval for two post-market trials, including a 50 patient, 10 center multi-center trial and a prospective CT trial to demonstrate fusion in patient who have already been treated with the Catamaran System. Clinical study endpoints may include but are not limited to; pain scoring, length of surgical procedure, blood loss, post-op pain, length of stay, duration of non-weight-bearing post-op, radiographic confirmation of fusion and surgical complication rates. Statistical analysis plans may be designed to demonstrate non-inferiority to historical control, as reported in published literature, which may be used for submission to peer reviewed articles / posters / presentations and the like.

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

As of March 29, 2024, we own four (4) issued U.S. utility patents, sixteen (16) pending U.S. utility patent applications, four (4) issued foreign utility patents in Australia, Canada, Japan and Israel, and two (2) pending foreign utility patent applications in the European Community, Brazil and Japan. We also have thirteen (13) registered trademarks (seven (7) U.S. and six (6) foreign) and twelve (12) pending trademark applications in the U.S.

Our utility patents and patent applications are directed to several different aspects of our sacroiliac (SI) joint stabilization technology and related patent platform. By way of example, our granted patents and pending patent applications cover various structural features of our unique Catamaran SI-Joint prosthesis and means for employing same to stabilize a dysfunctional SI-Joint.

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

As of March 29, 2024, we also have priority rights in and to several significant trademarks that support our products and brand, including seven (7) registered U.S. trademarks, twelve (12) U.S. trademark applications and six (6) foreign trademark applications in the European Community (excluding the United Kingdom), Australia and Japan.

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

An FDA pre-approval inspection is not required for the Catamaran System due to its lower device classification, class II versus the higher class III. As is the case for most medical device firms, Tenon is subject to routine and “for cause” FDA inspections. Routine inspections are mandated by law every 2 years for class II and class III device manufacturers and make up the majority of FDA’s inspections. If a serious public health risk is identified during a routine inspection, the inspection may convert to a “for cause” inspection. In the current environment, FDA has limited compliance resources and has not been able to perform routine inspections in accordance with the 2-year mandate. Therefore, FDA uses a risk-based approach when deciding which firms should be selected for a routine inspection. Using the Establishment Registration and Device Listing databases, FDA identifies who manufactures and/or distributes which devices. The firms are then prioritized by risk, class III > class II > class I. Firms that have recently introduced a new device to the market also are given higher priority, as well as those that have had significant prior violations and complaints. At present, Tenon has not been selected for an FDA inspection. Tenon uses best practices to secure and maintain regulatory compliance by engaging with suppliers and contract manufacturing firms that are ISO 13485 (or equivalent) compliant and by periodically performing internal, external, and third-party inspections and audits of the facilities and systems to assess compliance.

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

Clinical Trials. Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials for implanted devices such as the Catamaran SIJ Fixation Device generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of subjects and study sites, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping, and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the subjects’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA, or the institutional review board, or IRB, could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the United States.

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

Human Capital Resources

As of March 29, 2024, we have a total of 21 employees, all of whom are full-time, and 5 senior consulting advisors of various specialty including product development, general administrative and accounting. None of our employees is subject to a collective bargaining agreement, and we consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were incorporated on June 6, 2012, in Delaware. Our principal executive offices are located at 104 Cooper Court, Los Gatos, CA 95032 and our telephone number is (408) 649-5760. Our website address is www.tenonmed.com. The information on, or that can be accessed through, our website is not part of this report. We have included our website address as an inactive textual reference only.

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

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the fiscal year ended, December 31, 2023, describing the existence of substantial doubt about our ability to continue as a going concern. Our expected future capital requirements may depend on many factors including expanding our clinician base, increasing the rate at which we train clinicians, the number of additional clinical papers initiated, and the timing and extent of spending on the development of our technology to increase our product offerings. We may need additional funding to fund our operations but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.

Practice trends or other factors, including the COVID-19 pandemic, may cause procedures to shift from the hospital environment to ambulatory surgical centers (“ASCs”), where pressure on the prices of our products is generally more acute.

To protect health care professionals involved in surgical care and their patients, we anticipate that more outpatient eligible procedures will be performed in ASCs during the COVID-19 pandemic, and as its acuity declines and the healthcare system returns to a more normalized state. Since patients do not stay overnight in ASCs and COVID-19 patients would not otherwise be treated in ASCs, it is likely that the ASC will be viewed as a safer site of service for patients and health care providers, where the risk of transmission of COVID-19 can be more effectively controlled. Because ASC facility fee reimbursement is typically less than facility fee reimbursement for hospitals, we typically experience more pressure on the pricing of our products by ASCs than by hospitals, and the average price for which we sell our products to ASCs is less than the average prices we charge to hospitals. An accelerated shift of procedures using our products to ASCs as a result of the COVID-19 pandemic could adversely impact the average selling prices of our products and our revenues could suffer as a result.

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

The Medicare 2022 national average hospital inpatient payment ranges from approximately $25,000 to approximately $59,000 depending on the procedural approach and the presence of Complication and Comorbidity (CC)/Major Complication and Comorbidity (MCC).

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

If we experience significant disruptions in our information technology systems, our business, results of operations, and financial condition could be adversely affected.

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

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we will collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. We have also outsourced significant elements of our information technology infrastructure; as a result, we manage independent vendor relationships with third parties who are responsible for maintaining significant elements of our information technology systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties. Maintaining the secrecy of confidential, proprietary and/or trade secret information is important to our competitive business position. While we have taken steps to protect such information and have invested in systems and infrastructures to do so, there can be no guarantee that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination or misuse of critical or sensitive information. The increasing sophistication and frequency of cybersecurity threats, including targeted data breaches, ransomware attacks designed to encrypt our data for ransom and other malicious cyber activities, pose a significant risk to the integrity and confidentiality of our data systems. A breach our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.

Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

Our operations could be disrupted by geopolitical conditions, political and social instability, acts of war, terrorist activity or other similar events. In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In addition, the ongoing conflicts in the Middle East may further impact global economic conditions and market sentiments. This, in turn, could adversely affect the trading price of our shares of common stock and investor interest in us. The outcome of the Russia-Ukraine war and conflicts in the Middle East remain uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Inflation may adversely affect our operations and financial results.

In periods of rising inflation, the cost of raw materials, components and labor essential for manufacturing the Catamaran System may increase and as a consequence, our overall profit margin may be adversely affected. In addition, inflation may result in limitations on healthcare spending, specifically for procedures that are deemed elective or non-critical, which may include treatments utilizing the Catamaran System. A decrease in demand for these procedures may significantly impact our financial condition and results of operations.

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

If we or our employees are found to have violated any of the above laws we may be subjected to administrative, civil and criminal penalties, including imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and significant fines, monetary penalties and damages, and damage to our reputation. Additional information about these laws is provided in “Business—Regulation.”

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non- disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of March 29, 2024, we owned eight issued patents (four domestic and four foreign), eighteen pending patent applications (sixteen domestic and two foreign), thirteen registered trademarks (seven domestic and six foreign) and twelve pending domestic trademark applications.

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

We conducted our initial public offering in April of 2022. Therefore, the market for our common stock is new, and we cannot assure you that an active trading market for our common stock will develop, or if it does develop, it may not be maintained. You may not be able to sell your common stock quickly or at the market price if trading in our securities is not active.

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

The price of our common stock may be volatile, and you may be unable to resell your shares at or above the price paid.

The trading price of our common stock may fluctuate substantially. The market price of our common stock may fluctuate higher or lower, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	actual or anticipated fluctuations in our financial condition and operating results;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	commercial success and market acceptance of our product;

●	success of our competitors in developing or commercializing products;

●	ability to commercialize or obtain regulatory approvals for our product, or delays in commercializing or obtaining regulatory approvals;

●	strategic transactions undertaken by us;

●	additions or departures of key personnel;

●	product liability claims;

●	prevailing economic conditions;

●	disputes concerning our intellectual property or other proprietary rights;

●	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry;

●	healthcare reform measures in the United States;

●	sales of our common stock by our officers, directors or significant stockholders;

●	future sales or issuances of equity or debt securities by us;

●	business disruptions caused by earthquakes, fires or other natural disasters;

●	the exercise and sale of any outstanding warrants or options;

●	issuance of new or changed securities analysts’ reports or recommendations regarding us;

●	changes in our capital structure, such as future issuances of debt or equity securities;

●	short sales, hedging and other derivative transactions involving our capital stock; and

●	general economic and geopolitical conditions, including the current or anticipated impact of military conflict and related sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine.

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

The trading price of our common stock may be subject to instances of extreme stock price run-ups followed by rapid price declines and stock price volatility unrelated to both our actual and expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our stock. Further, the trading price of our common stock could be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume, actual or anticipated fluctuations in our results of operations; the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; failure of securities analysts to initiate or maintain coverage of our Company, changes in financial estimates or ratings by any securities analysts who follow our Company or our failure to meet these estimates or the expectations of investors; announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments; changes in operating performance and stock market valuations of other companies in our industry; price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; changes in our Board or management; sales of large blocks of our Common Stock, including sales by our executive officers, directors and significant stockholders; lawsuits threatened or filed against us; changes in laws or regulations applicable to our business; the expiration of lock-up agreements; changes in our capital structure, such as future issuances of debt or equity securities; short sales, hedging and other derivative transactions involving our capital stock; general economic and geopolitical conditions, including the current or anticipated impact of military conflict and related sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine; and the other factors described in this section of the report captioned “Risk Factors.”

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

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on the Nasdaq Stock Market LLC (“Nasdaq”). If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

On January 4, 2024, we received a written notice (the “Notice”) from Nasdaq dated January 4, 2024, indicating that, as a result of Frank Fischer’s resignation from the Board, audit committee of the Board (the “Audit Committee”) and compensation committee of the Board (the “Compensation Committee”), effective November 30, 2023, that the Company was not currently in compliance with Nasdaq Listing Rule 5605, which requires that (i) a majority of the Board be comprised of independent directors, (ii) the Audit Committee is comprised of at least three independent directors and (iii) the Compensation Committee is comprised of at least two independent directors. Kristine Jacques was appointed to the Board on March 25, 2024 and as a result, as of March 25, 2024, the Company partly complied with Nasdaq Listing Rule 5605, specifically the requirement that a majority of the Board be comprised of independent directors. The Audit Committee, however, currently is comprised of only two independent directors and the Compensation Committee is only comprised of one independent director. In accordance with Nasdaq Listing Rule 5605(b)(1)(A), the Company has a “cure period” of until the earlier of the Company’s next annual shareholders’ meeting or November 30, 2024, or if the next annual shareholders’ meeting is held before May 28, 2024, then the Company must evidence compliance no later than May 28, 2024. The Company intends to elect one or more independent directors to serve as a member of the Audit Committee and the Compensation Committee during this cure period.

The Notice has no immediate effect on v listing or trading of the Company’s common stock on The Nasdaq Capital Market.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us.

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

At present, management has identified a material weakness due to lack of segregation of duties. The lack of segregation of duties existed as a result of the Company having no employees until June 2021. Management has taken initial steps to remedy this weakness by hiring a Chief Financial Officer, a director of SEC reporting and compliance, and a senior accountant, and engaging a cost accounting consultant and external financial consultants, and plans to continue to add additional resources, technology and headcount as warranted by the growth of the Company. While we believe these efforts will improve our internal controls and address the underlying causes of the material weakness, such material weakness will not be remediated until our remediation plan has been fully implemented and we have concluded that our controls are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. While we are working to remediate the material weakness as timely and efficiently as possible, at this time we cannot provide an estimate of costs expected to be incurred in connection with the implementation of this remediation plan, nor can we provide an estimate of the time it will take to complete this remediation plan. Even if management does establish effective remedial measures, we cannot guarantee that those internal controls and disclosure controls that we put in place will prevent all possible errors, mistakes, or all fraud.

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

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy. We maintain a cyber-risk management program which is intended to assist in assessing, identifying, and managing material risks from cybersecurity threats to our data and information systems. This program is to ensure that cybersecurity considerations are included in decision-making processes throughout the Company.

Our approach consists of, among other things, cybersecurity threat and vulnerability prevention, detection, mitigation and remediation of potential cybersecurity risks. We employ cybersecurity intrusion detection systems and continuous monitoring, in order to help defend against unauthorized access. We also employ identity-based access controls and identity authentication requirements. Access to the Company’s data is monitored and controlled according to access control policies. Data protection and privacy practices, including data loss prevention, help to safeguard sensitive information. We have also outsourced significant elements of our information technology infrastructure; as a result, we manage independent vendor relationships with third parties who are responsible for maintaining significant elements of our information technology systems and infrastructure.

Our Board of Directors is responsible for oversight of our cyber-risk management program and management’s role is to assist the Board of Directors in identifying and considering material cybersecurity risks, ensure implementation of management and employee level cybersecurity practices and training and provide the Board of Directors with regular reports regarding any cybersecurity attacks or vulnerabilities.

As of the date of this Annual Report on Form 10-K, we have not experienced any significant cybersecurity attacks and, to date, the risks from cybersecurity threats have not materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. For more information regarding the risks the Company faces from cybersecurity threats, see “Item 1A. Risk Factors––Risks Related to Our Business and Operations––We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.”

Item 2. Properties

We lease and maintain our primary offices at 104 Cooper Court, Los Gatos, CA 95032. We do not currently own any real estate.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is trading on the Nasdaq Capital Market under the symbol “TNON.”

Holders

As of March 29, 2024, we have issued and outstanding 3,726,974 shares of common stock issued and outstanding held by 64 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

We also have outstanding as of March 29, 2024:

●	Warrants to purchase up to 9,600 shares of our common stock at an exercise price of $50.00 per share issued to our underwriters in our initial public offering;

●	Warrants to purchase up to 1,918,000 shares of our common stock at an exercise price of $5.60 per share;

●	Warrants to purchase up to 45,000 shares of our common stock at an exercise price of $1.94 per share:

●	Warrants to purchase up to 415,468 shares of our common stock at an exercise price of $1.2705 per share;

●	256,968 shares of Series A Preferred Stock which are convertible into 2,569,680 shares of our common stock at a conversion price of $1.5125 per share; and

●	Options and restricted stock units related to 228,684 shares of our common stock, 70,634 shares of which are vested as of December 31, 2023.

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

Recent Sales of Unregistered Securities

Set forth below is information as to all of our equity securities sold by us during our fiscal year ended December 31, 2023, which was not registered under the Securities Act of 1933, as amended.

(a) Issuance of Capital Stock.

None.

(b) Option Grants.

None.

(c) Warrants.

On November 21, 2023 we issued the Note Purchasers (as defined below) warrants to purchase 45,000 shares of our common stock at $1.94 per share.

(d) Issuance of Notes.

On November 21, 2023, we entered into a Securities Purchase Agreement (the “Secured Note Purchase Agreements”) with Ascent Special Ventures LLC and WZC Ascent Family Trust (together, the “Note Purchasers”), pursuant to which the Company agreed to sell, issue and deliver to the Note Purchasers, in a private placement offering, a total of $1,250,000 in secured notes (the “Secured Notes”) and warrants to purchase 45,000 shares of our common stock at an exercise price equal to $1.94 per share. The Secured Notes accrued interest at 10% per annum and had a maturity date of November 21, 2024. The Secured Notes were prepayable in cash or in exchange for Series A Preferred Stock having a stated value equal to the sum of the outstanding principal amount of the Secured Notes plus accrued and unpaid interest thereon so long as certain conditions were met including the Company receiving commitments from investors other than the Note Purchasers to purchase shares of Series A Preferred Stock having a stated value of at least $3,750,000.

On February 20, 2024, the Note Purchasers agreed with the Company to a complete prepayment of the Company’s obligations under the Secured Notes in exchange for Series A Preferred Stock and warrants prior to the Company receiving $3,750,000 in commitments to purchase shares of Series A Preferred Stock in exchange for the Note Purchasers receiving an additional 30,000 warrants. Pursuant to this agreement the Note Purchasers received 84,729 shares of Series A Preferred Stock and warrants to purchase 157,094 shares of our common stock at $1.2705 per share and the Secured Notes were cancelled.

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

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	179,005	$42.54	37,486
Equity compensation plans not approved by security holders	—	$—	—
Total	179,005	$42.54	37,486

Use of Proceeds from our Initial Public Offering of Common Stock

Not applicable.

Transfer Agent

The transfer agent for the common stock is Vstock Transfer LLC, 18 Lafayette Place, Woodmere, New York, telephone (212) 828-8436.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements, which involve risks and uncertainties. As a result of many factors, including but not limited to those set forth under “Risk Factors,” our actual results may differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

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

We have incurred net losses since our inception in 2012. As of December 31, 2023, we had an accumulated deficit of approximately $55.1 million. To date, we have financed our operations primarily through an initial public offering, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

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

Investments

We classify our investments in marketable debt securities as available-for-sale and record them at fair value in our consolidated balance sheets. Net unrealized gains and losses are recorded as a separate component of stockholders’ equity. Realized gains and losses are recorded in the consolidated statements of operations and comprehensive loss. We determine realized gains or losses on the sale of marketable debt securities on a specific identification method and record such gains and losses as a component of other income (expense), net.

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

The Black-Scholes option-pricing model requires the use of subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

Expected Volatility—Since we have only been publicly held since April 2022 and do not have any trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

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

Common Stock Warrants

We account for warrants for shares of common stock as equity or liabilities in accordance with the accounting guidance for derivatives. The accounting guidance provides a scope exception from classifying and measuring as a financial liability a contract that would otherwise meet the definition of a derivative if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ deficit section of the consolidated balance sheet. We estimate the fair value of our warrants for shares of common stock by using the Black-Scholes option pricing model. Warrants classified as equity are recorded as additional paid-in capital on the consolidated balance sheet and no further adjustments to their valuation are made after the issuance of the warrants.

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

We did not record a provision or benefit for income taxes during the twelve months ended December 31, 2023 or 2022. We continue to maintain a full valuation allowance against our net deferred tax assets.

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

Other Income (Expense), Net

Other income and expenses have not been significant to date.

Results of Operations (in thousands, except percentages)

	Years Ended December 31,
Consolidated Statements of Operations Data in Dollars:	2023	2022
Revenue	$2,928	$691
Cost of goods sold	1,687	1,332
Gross profit (loss)	1,241	(641)
Operating expenses:
Research and development	3,163	2,828
Sales and marketing	6,778	7,833
General and administrative	7,027	7,423
Total operating expenses	16,968	18,084
Loss from operations	(15,727)	(18,725)
Interest and other income (expense), net:
Gain on investments	167	180
Interest expense	(21)	(354)
Other expense	—	(18)
Net loss	$(15,581)	$(18,917)

	Years Ended December 31,
Consolidated Statements of Operations Data as a Percent of Revenue:	2023	2022
Revenue	100%	100%
Cost of goods sold	58	193
Gross profit (loss)	42	(93)
Operating expenses:
Research and development	108	409
Sales and marketing	231	1,134
General and administrative	240	1,074
Total operating expenses	580	2,617
Loss from operations	(537)	(2,710)
Interest and other income (expense), net:
Gain on investments	6	26
Interest expense	(1)	(51)
Other expense	—	(3)
Net loss	(532)%	(2,738)%

Comparison of the years ended December 31, 2023 and 2022 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Years Ended December 31,
	2023	2022	$ Change	% Change
Revenue	$2,928	$691	$2,237	324%
Cost of goods sold	1,687	1,332	355	27%
Gross profit (loss)	$1,241	$(641)	$1,882	(294)%
Gross profit (loss) percentage	42%	(93)%

Revenue. The increase in revenue for the year ended December 31, 2023 as compared to 2022 was primarily due to an increase of 312% in the number of surgical procedures in which the Catamaran System was used.

Cost of Goods Sold, Gross Profit, and Gross Margin. The increase in cost of goods sold for the year ended December 31, 2023 as compared to 2022 was due to an increase of 312% in the number of surgical procedures performed. Gross profit (loss) and gross margin percentage improved due to higher revenue associated with the increase in the number of surgical procedures, operating leverage created due to lower relative fixed costs and the absorption of more overhead into our standard cost.

Operating Expenses

	Years Ended December 31,
	2023	2022	$ Change	% Change
Research and development	$3,163	$2,828	$335	12%
Sales and marketing	6,778	7,833	(1,055)	(13)%
General and administrative	7,027	7,423	(396)	(5)%
Total operating expenses	$16,968	$18,084	$(1,116)

Research and Development Expenses. Research and development expenses for the year ended December 31, 2023 increased as compared to 2022 primarily due to increased stock-based compensation ($509) and payroll expenses ($49), partially offset by decreased professional fees ($137).

Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2023 decreased as compared to 2022 primarily due to payments in 2022 in association with the termination of the SpineSource sales agreement ($3,611) and decreased consulting and professional fees ($1,190), partially offset by increased payroll expenses ($2,388), sales commissions ($1,388) and stock-based compensation ($100). The increase in payroll and payroll related expenses is primarily due to the increased number of sales and marketing employees as we build out our sales function.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2023 decreased as compared to 2022 primarily due to a legal settlement accrual in 2022 ($574) and decreased professional service fees ($852), partially offset by increased stock-based compensation ($639) and payroll expenses ($271).

Gain (Loss) on Investments, Interest Expense and Other Income (Expense), Net

	Years Ended December 31,
	2023	2022	$ Change	% Change
Gain on investments	$167	$180	$(13)	7%
Interest expense	(21)	(354)	333	(94)%
Other expense, net	—	(18)	18	100%
Total operating expenses	$146	$(192)	$338

Gain on Investments. Gain on investments for the year ended December 31, 2023 decreased as compared to 2022 due to interest on our lower amounts of investments in money market and corporate debt securities.

Interest Expense. Interest expense for the year ended December 31, 2023 decreased as compared to 2022 primarily due to the conversion of our convertible debt in association with our initial public offering in April 2022.

Other Expense, Net. Other income and expenses were not significant during the twelve months ended December 31, 2023 and 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $2.4 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering and the sale of our products. As of December 31, 2023, we had outstanding debt of $1.2 million.

As of December 31, 2023, we had an accumulated deficit of $55.1 million. During the years ended December 31, 2023 and 2022, we incurred net losses of $15.6 million and $18.9 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. Based upon our current operating plan, our existing cash and cash equivalents will not be sufficient to fund our operating expenses and working capital requirements through at least the next 12 months from the date these consolidated financial statements were available to be released. We plan to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues from The Catamaran System; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

On February 20, 2024, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we agreed to sell, issue and deliver to these investors, in a private placement offering, a total of 172,239 shares of our Series A Preferred Stock and warrants to purchase 258,374 shares of our common stock, par value $0.001 per share, at an exercise price equal to $1.2705 per share for an aggregate offering price of $2,605,000.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2023:

	Payments Due By Period (In thousands)
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$756	$302	$454	$—	$—
Convertible debt (1)	1,260	1,260	—	—	—
Total	$2,016	$1,562	$454	$—	$—

(1)	Amount represents the principal and accrued interest on the convertible debt as of December 31, 2023. Per the terms of the convertible debt, the entire amount was converted to preferred stock in February 2024.

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

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years Ended December 31,
	2023	2022	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(12,183)	$(12,025)	$(158)	1%
Investing activities	6,142	(2,884)	9,026	(313)%
Financing activities	6,302	14,114	(7,812)	(55)%
Effect of foreign currency translation on cash flow	38	7	31	(443)%
Net increase (decrease) in cash and cash equivalents	$299	$(788)	$1,087	(138)%

The increase in net cash used in operating activities for the year ended December 31, 2023 as compared to 2022 was primarily attributable to decreases in our accrued expenses ($2,387) and accounts payable ($189) and increases in prepaid expenses ($244) and accounts receivable ($138), partially offset by our decreased net loss ($3,336), adjusted for increases in non-cash stock-based compensation expenses ($1,248) and a decrease in common stock issued for services ($1,561).

Cash provided by investing activities for the year ended December 31, 2023 consisted primarily of the net sales of short-term investments of approximately $6.5 million as used those amounts to fund operations, partially offset by purchases of property and equipment of $0.4 million as we acquired the components for our surgical tray sets. Cash used in investing activities for the year ended December 31, 2022 consisted primarily of the net purchase of short-term investments of approximately $2.0 million as we invested a portion of our IPO proceeds, in addition to purchases of property and equipment of $0.8 million as we acquired the components for our surgical tray sets.

Cash provided by financing activities for the year ended December 31, 2023 consisted of the $5.3 million, net of relevant expenses, received from our offerings of stock in 2023 in addition to $1.2 million from the issuance of the Convertible Notes. Cash provided by financing activities for the year ended December 31, 2022 consisted of the $14.1 million cash received from our initial public offering in April 2022, net of relevant expenses.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.6

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tenon Medical, Inc.

Consolidated Financial Statements

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Tenon Medical, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Tenon Medical, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, preferred stock and stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has experienced recurring losses, negative cash flows from operations, and has limited capital resources. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haskell & White LLP

We have served as the Company’s auditor since 2023.

Irvine, California

March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Tenon Medical, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Tenon Medical, Inc and Subsidiary (collectively the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, consolidated statements of convertible preferred stock and stockholders’ equity (deficit), and consolidated statements of cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The 2022 consolidated financial statements were prepared assuming that the Company would continue as a going concern. As of December 31, 2022, the Company had suffered recurring losses from operations, incurred negative cash flows from operating activities, and had stated that substantial doubt exists about the Company’s ability to continue as a going concern. The 2022 consolidated financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

/s/ Armanino LLP

San Jose, California

March 10, 2023

We began serving as the Company’s auditor in 2021. In 2023, we became the predecessor auditor.

Tenon Medical, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,428	$2,129
Short-term investments	—	6,441
Accounts receivable	518	228
Inventory, net	554	415
Prepaid expenses	389	134
Total current assets	3,889	9,347
Fixed assets, net	961	793
Deposits	51	51
Operating lease right-of-use asset	646	873
Deferred offering costs	798	25
TOTAL ASSETS	$6,345	$11,089

Liabilities and Stockholders’ EQUITY
Current liabilities:
Accounts payable	$433	$550
Accrued expenses	808	717
Current portion of accrued commissions	470	1,035
Current portion of operating lease liability	256	228
Convertible notes payable and accrued interest, net of debt discount of $77 and $0 at December 31, 2023 and 2022, respectively	1,173	—
Total current liabilities	3,140	2,530
Accrued commissions, net of current portion	1,999	1,624
Operating lease liability, net of current portion	428	683
Total liabilities	5,567	4,837

Commitments and contingencies (Notes 6 and 10)
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized at December 31, 2023 and 2022; 2,600,311 and 1,123,680 shares issued and outstanding at December 31, 2023 and 2022, respectively	3	1
Additional paid-in capital	55,894	45,843
Accumulated deficit	(55,073)	(39,492)
Accumulated other comprehensive loss	(46)	(100)
Total stockholders’ equity	778	6,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,345	$11,089

The accompanying notes are an integral part of these consolidated financial statements.

See Reports of Independent Registered Public Accounting Firms.

Tenon Medical, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Years Ended December 31,
	2023	2022
Revenue	$2,928	$691
Cost of sales	1,687	1,332
Gross Profit (Loss)	1,241	(641)

Operating Expenses
Research and development	3,163	2,828
Sales and marketing	6,778	7,833
General and administrative	7,027	7,423
Total Operating Expenses	16,968	18,084

Loss from Operations	(15,727)	(18,725)

Other Income (Expense)
Gain on investments	167	180
Interest expense	(21)	(354)
Other expense, net	—	(18)
Total Other Income (Expense), net	146	(192)
Net Loss	$(15,581)	$(18,917)
Net Loss Per Share of Common Stock
Basic and diluted	$(8.59)	$(23.62)

Weighted-Average Shares of Common Stock Outstanding
Basic and diluted	1,814	801

Consolidated Statements of Comprehensive Loss:
Net loss	$(15,581)	$(18,917)
Unrealized loss on investments	16	(16)
Foreign currency translation adjustment	38	7
Total Comprehensive Loss	$(15,527)	$(18,926)

The accompanying notes are an integral part of these consolidated financial statements.

See Reports of Independent Registered Public Accounting Firms.

Tenon Medical, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2021	2,550,763	$12,367	491,222	$1,272	98,995	$—	$114	$(20,575)	$(91)	$(20,552)
Stock-based compensation expense	—	—	—	—	—	—	2,897	—	—	2,897
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	320,000	—	13,765	—	—	13,765
Common stock issued upon conversion of Series A preferred stock	(2,550,763)	(12,367)	—	—	244,773	—	12,367	—	—	12,367
Common stock issued upon conversion of Series B preferred stock	—	—	(491,222)	(1,272)	24,561	—	1,272	—	—	1,272
Common stock issued upon conversion of debt	—	—	—	—	395,542	1	13,867	—	—	13,868
Common stock issued for services	—	—	—	—	39,809	—	1,561	—	—	1,561
Other comprehensive loss	—	—	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	—	—	(18,917)	—	(18,917)
Balance at December 31, 2022	—	$—	—	$—	1,123,680	$1	$45,843	$(39,492)	$(100)	$6,252
Stock-based compensation expense	—	—	—	—	—	—	4,145			4,145
Release of restricted stock units	—	—	—	—	61,200	—	—			—
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	1,000,000	1	4,807			4,808
Issuance of common stock, net of issuance costs	—	—	—	—	232,100	1	494			495
Common stock issued for services	—	—	—	—	98,909	—	289			289
Issuance of common stock upon exercise of warrants	—	—	—	—	82,000	—	258			258
Warrants issued in connection with convertible debt	—	—	—	—	—	—	58			58
Shares issued for reverse stock split	—	—	—	—	2,422	—	—			—
Other comprehensive income	—	—	—	—	—	—	—		54	54
Net loss	—	—	—	—	—	—	—	(15,581)		(15,581)
Balance at December 31, 2023	—	$—	—	$—	2,600,311	$3	$55,894	$(55,073)	$(46)	$778

The accompanying notes are an integral part of these consolidated financial statements.

See Reports of Independent Registered Public Accounting Firms.

Tenon Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(15,581)	$(18,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investments	—	(16)
Non-cash interest expense	—	362
Stock-based compensation expense	4,145	2,897
Common stock issued for services	—	1,561
Depreciation and amortization	199	78
Loss on write-off of fixed assets	—	77
Amortization of operating right-of-use asset	227	211
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(290)	(152)
Inventory	(139)	(227)
Prepaid expenses and other assets	(301)	(57)
Accounts payable	(117)	72
Accrued expenses	(99)	2,288
Operating lease liability	(227)	(202)
Net cash used in operating activities	(12,183)	(12,025)

Cash Flows from Investing Activities
Sales of short-term investments	6,996	8,079
Purchases of short-term investments	(493)	(10,116)
Purchases of property and equipment	(361)	(847)
Net cash provided by (used in) investing activities	6,142	(2,884)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of issuance costs	4,808	14,139
Proceeds from issuance of common stock, net of issuance costs	495	—
Proceeds from issuance of convertible notes payable	1,250	—
Proceeds from exercise of warrants	258	—
Deferred offering costs	(509)	(25)
Net cash provided by financing activities	6,302	14,114

Effect of foreign currency translation on cash flow	38	7
Net Increase (Decrease) in Cash and Cash Equivalents	299	(788)

Cash and Cash Equivalents at Beginning of Year	2,129	2,917
Cash and Cash Equivalents at End of Year	$2,428	$2,129

Cash at End of Year	$2,428	$480
Cash Equivalents at End of Year	$—	$1,649

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investment and financing activities:
Common stock issued upon conversion of preferred stock	$—	$13,639
Common stock issued upon conversion of debt	$—	$13,868

The accompanying notes are an integral part of these consolidated financial statements.

See Reports of Independent Registered Public Accounting Firms.

Notes to Consolidated Financial Statements (in thousands, except share and per-share data)

1.  Organization and Business

Nature of operations

Tenon Medical, Inc. (the “Company”) was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. The Company is a medical device company that has developed The Catamaran™ SI Joint Fusion System (“the Catamaran System”) that offers a novel, less invasive approach to the sacroiliac joint (the “SI Joint”) using a single, robust, titanium implant for treatment of the most common types of SI Joint disorders that cause lower back pain. The Company received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for The Catamaran System and is currently focused on the U.S. market. Since the national launch of the Catamaran System in October 2022, the Company is focused on three commercial opportunities: 1) Primary SI Joint procedures, 2) Revision procedures of failed SI Joint implants and 3) SI Joint fusion adjunct to a spine fusion construct.

Basis of consolidation

The condensed financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Tenon Technology AG (“TTAG”), a Swiss company. All intercompany balances and transactions have been eliminated in consolidation. The financial statements of TTAG are prepared for the same reporting period as the parent, using consistent accounting policies in all material respects.

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

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System. Based on the Company’s expected level of revenues and expenditures, the Company believes that its existing cash and cash equivalents as of December 31, 2023 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these consolidated financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations (see Note 13). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, realization of deferred tax assets, accrued liabilities, obsolescence of inventory, the fair value of accrued commissions and stock-based compensation.

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

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the date of purchase to be cash equivalents.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are derived from products delivered to customers and are stated at their net realizable value. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. In determining the amount of the allowance, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and the Company assesses current economic trends that might impact the level of credit losses in the future. Historically, the Company has had no significant write-offs of accounts receivable. However, since the Company cannot reliably predict future changes in the financial stability of its customers, it cannot guarantee that its allowances will continue to be adequate. If actual credit losses are significantly greater than the allowance, the Company would increase its general and administrative expenses and increase its reported net losses. As of December 31, 2023 and 2022, the Company’s allowance for expected credit losses was $0.

Inventory

Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. The excess and obsolete inventory is estimated based on future demand and market conditions. Inventory write-downs are charged to cost of goods sold. As of December 31, 2023 and 2022, inventory consisted of finished goods and raw materials.

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking, and accounting fees relating to the Company’s future offerings, are capitalized, and are offset against proceeds received upon the effectiveness of the offering. In the event an anticipated offering is terminated, deferred offering costs will be expensed.

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

Leases

The Company leases its headquarters in Los Gatos, California. At the inception of a contract, the Company assesses whether that contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term, and (3) whether the Company has the right to direct the use of the asset. At inception of a lease, the Company allocates the consideration in the contract to each lease and non-lease component based on the component’s relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately.

Leases are classified as either finance leases or operating leases based on criteria in FASB ASC 842, “Leases”. The Company’s facility lease is classified as an operating lease. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease’s commencement date based on the present value of lease payments over the lease term. When a lease did not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of 12 months or less. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses in the consolidated statements of operations and comprehensive loss.

Long-lived assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive undiscounted cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives.

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

Income taxes

Income taxes are recorded in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Under this method, the Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, the Company is unable, at this time, to support the determination that it is more likely than not that its deferred tax assets will be utilized in the future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2023 and 2022. The Company intends to maintain valuation allowances until sufficient evidence exists to support its reversal.

Current income taxes are based upon the year’s income taxable for federal, state, and foreign tax reporting purposes. Deferred income taxes are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

The Company’s policy is not to record deferred income taxes on the undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

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

The Company generates revenue from the sale of products to hospitals or medical facilities where its products are delivered in advance of a procedure. The performance obligation is the delivery of the products along with the completion of the surgery and therefore, revenue is recognized upon delivery to the customers and completion of the surgery, net of rebates and price discounts. The Company accounts for rebates and price discounts as a reduction to revenue, calculated based on the terms agreed to with the customer. Historically, there have been no significant rebates or price discounts. Sales prices are specified prior to the transfer of control to the customer, via either the customer contract, agreed price list, purchase order, or written communication with the customer. Prior to October 2022, the Company had an agreement in place with a national distributor, which included standard terms that did not allow for payment contingent on resale of the product, obtaining financing, or other terms that could impact the distributor’s payment obligation. The Company billed and collected directly with the end-user customers and recognized revenue based on the gross sales price. For direct sales to end-user customers, the Company’s standard payment terms are generally net 30 days.

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

Payments received prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the consolidated balance sheets. As of December 31, 2023 and 2022, there were no remaining performance obligations that would give rise to deferred revenue.

Sales commissions are recorded in sales and marketing expenses during the same period as the corresponding revenues.

Research and development

The Company engages in improving existing products and new product development efforts. Research and development expenses relating to these efforts are expensed as incurred.

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

The Black-Scholes option-pricing model requires the use of subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

Expected Volatility—Since the Company has only been publicly held since April 2022 and does not have any trading history for its common stock prior to that date, the expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividends—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, an expected dividend yield of zero is used.

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

The Company had the following dilutive common stock equivalents as of December 31, 2023 and 2022 which were excluded from the calculation because their effect was anti-dilutive.

	December 31, 2023	December 31, 2022
Outstanding restricted stock units	76,916	131,858
Outstanding stock options	102,089	89,889
Outstanding warrants	1,927,600	9,600
Total	2,106,605	231,347

Adoption of New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. The Company adopted this guidance effective January 1, 2023. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements or results of operations.

3.  Investments

The following table sets forth by level, within the fair value hierarchy, the Company’s investments at fair value as of December 31, 2023 and 2022:

Level 2
Corporate debt securities:
December 31, 2023	$—
December 31, 2022	$6,441

Cost and fair value of available-for-sale investments as of December 31, 2023 and 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
December 31, 2023	$—	$—	$—	$—
December 31, 2022	$6,457	$—	$(16)	$6,441

All of the investments with gross unrealized losses have been in a continuous loss position for less than 12 months.

During the years ended December 31, 2023 and 2022, the Company did not recognize any significant other-than-temporary impairment losses because the Company does not intend to sell the investments before recovery of their amortized cost bases.

During the years ended December 31, 2023 and 2022, there were net gains of approximately $167 and $180, respectively, included in the Company’s net loss. Accrued interest as of December 31, 2023 and 2022 was approximately $8 and $13, respectively, and is included in prepaid expenses in the Company’s consolidated balance sheets.

4.  Inventory, net

Inventory, net of reserves, consisted of the following:

	December 31, 2023	December 31, 2022
Raw materials	$22	$9
Finished goods	532	406
Inventory	$554	$415

5.  Fixed Assets, net

Fixed assets, net, consisted of the following:

	December 31, 2023	December 31, 2022
Construction in progress	$602	$601
Catamaran tray sets	538	193
IT equipment	56	56
Leasehold improvements	15	—
Lab equipment	14	14
Office furniture	9	9
Fixed assets, gross	1,234	873
Less: accumulated depreciation	(273)	(80)
Fixed assets, net	$961	$793

Construction in progress is made up of reusable components that will become Catamaran Tray Sets. Depreciation expense was approximately $193 and $78 for the years ended December 31, 2023 and 2022, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2023	December 31, 2022
Accrued compensation	$334	$452
Other accrued expenses	474	265
Total accrued expenses	$808	$717

7. Debt

Convertible notes payable

In November 2023, the Company entered into Securities Purchase Agreements with certain investors (the “Investors”), pursuant to which the Company sold to the Investors a total of $1,250,000 in secured notes (the “Convertible Notes”) and warrants to purchase 45,000 shares of the Company’s common stock at an exercise price equal to $1.94 per share.

The Convertible Notes bear an interest rate of 10% per annum with a default rate of 12% per annum and have a maturity date of November 21, 2024. All principal and accrued interest is payable at maturity. At any time during the term of the Convertible Notes, the principal amount together with all accrued interest thereon (the “Prepayment Amount”) may be paid in full, but not in part, by the Company. The Prepayment Amount may be paid by the Company in cash or by the issuance to the Investors of shares of Series A Preferred Stock, if prior to such payment with Series A Preferred Stock (i) certain stockholder proposals described in the Convertible Notes are approved by the Company’s stockholders; and (ii) the Company has commitments from investors other than the Investors to purchase shares of Series A Preferred Stock with a stated value of at least $3,750,000. The Convertible Notes are secured by a first priority security interest in all of the assets of the Company. The warrants expire five years from the issuance date. The warrants contain a “cashless exercise” feature and contain anti-dilution rights on subsequent issuances of equity or equity equivalents.

On February 20, 2024, the Investors agreed to a complete prepayment of the Company’s obligations under the Convertible Notes, including accrued interest, in exchange for 84,729 shares of Series A Preferred Stock and warrants to purchase 157,094 shares of our common stock at $1.2705 per share and the Convertible Notes were cancelled. See Note 13.

8. Leases

In June 2021, the Company entered into a facility lease agreement for its company headquarters in Los Gatos, California. This non-cancellable operating lease expires in June 2026.

Operating lease costs for the facility lease were $292 and $292 for the years ended December 31, 2023 and 2022, respectively.

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2023	2022
Operating lease right-of-use asset	$646	$873

Operating lease liability, current	$(256)	$(228)
Operating lease liability, noncurrent	(428)	(683)
Total operating lease liabilities	$(684)	$(911)

Future maturities of operating lease liabilities as of December 31, 2023 were as follows:

2024	302
2025	310
2026	144
Total lease payments	756
Less: imputed interest	(72)
Present value of operating lease liabilities	$684

Other information:

Cash paid for operating leases for the year ended December 31, 2023	$293
Cash paid for operating leases for the year ended December 31, 2022	$284
Remaining lease term - operating leases (in years)	2.50
Average discount rate - operating leases	8.0%

9. Stockholders’ Equity

The Company’s current Amended and Restated Certificate of Incorporation dated February 18, 2014 authorizes the issuance of 130,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share. With respect to the preferred stock, 4,500,000 shares are designated Series A Preferred Stock and 491,222 shares are designated Series B Preferred Stock. As of December 31, 2023 and 2022, there were no shares of Series A Preferred stock or Series B Preferred Stock issued and outstanding.

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

Registered Offering

On June 16, 2023, the Company closed the Registered Offering of a total of 1,000,000 units (the “Units”) for proceeds, net of issuance costs, of $4,808, with each Unit consisting of (i) one share of the Company’s common stock, and (ii) two warrants, each warrant to purchase one share of the Company’s common stock at an exercise price equal to $5.60 per share (the “Offering Warrants”). The Offering Warrants were exercisable upon issuance and will expire five years from the date of issuance. Per the terms of the Offering Warrants, the exercise price reset on July 16, 2023 to $3.146 per share.

At-the-Market Offering Program

On May 4, 2023, the Company entered into an Equity Distribution Agreement to establish an at-the-market offering program, under which the Company may sell from time to time, at its option, shares of its common stock having an aggregate gross sales price of $5.5 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. During the year ended December 31, 2023, 232,100 shares of the Company’s common stock were sold under the program at a weighted-average price of $2.27 per share with aggregate net proceeds of $495.

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

On January 10, 2022 and February 2, 2022, the Board and stockholders, respectively, of the Company approved the Tenon Medical, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), which was effective on April 25, 2022. The initial number of shares of common stock subject to awards under the 2022 Plan was 160,000. The 2022 Plan calls for automatic annual increases in the number of shares available for issuance equal to the least of (a) 110,000 shares, (b) 4% of the total number of shares of all classes of common stock outstanding on the last day of the immediately preceding fiscal year, or (c) such number determined by the 2022 Plan administrator no later than the last day of the immediately preceding fiscal year. Annual increases will continue until the tenth anniversary of the earlier of the Board or stockholder approval of the 2022 Plan, which is January 10, 2032. Upon the effective date of the 2022 Plan, the Board terminated the 2012 Plan such that no new equity awards will be issued by the 2012 Plan.

Compensation expense for the years ended December 31, 2023 and 2022 includes the portion of awards vested in the periods for all equity-based awards granted, based on the grant date fair value. estimated using a Black-Scholes option valuation model. Grant date fair value for restricted stock units is estimated using the fair value of the Company’s common stock on the date of grant. Grant date fair value for stock options is estimated using a Black-Scholes option valuation model using the weighted-average assumptions in the table below:

	Years ended December 31,
	2023	2022
Expected volatility	63.89%	57.68%
Dividend yield	0%	0%
Risk-free interest rate	4.28%	3.34%
Expected term in years	5.85	5.85

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company in accordance with authoritative guidance.

A summary of the Company’s share option and restricted stock unit activity under its plans is as follows:

	Options			RSUs
	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2021	72,744	$53.18	7.12	—
Granted	17,145	$22.98		131,858	$79.29
Balance as of December 31, 2022	89,889	$47.42	8.10	131,858	$79.29
Granted	15,050	$12.91		7,500	$2.91
Released	—	—		(61,200)	$82.04
Canceled	(2,850)	$39.87		(1,242)	$88.60
Balance as of December 31, 2023	102,089	$42.54	7.41	76,916	$69.50
Exercisable at December 31, 2023	70,634	$48.66	6.86

The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $7.63 and $12.90, respectively. The aggregate intrinsic value of outstanding options at December 31, 2023 was $0. The aggregate intrinsic value is equal to the difference between the exercise price of the underlying option and the fair value of the Company’s common stock for in-the-money options. As of December 31, 2023, total compensation cost not yet recognized related to unvested options was $414, which is expected to be recognized over a weighted-average period of 0.99 years, and total compensation costs not yet recognized related to unvested RSUs was $4,773, which is expected to be recognized over a weighted-average period of 1.40 years.

The following table sets forth stock-based compensation expense recognized for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
Research and development	$1,504	$995
Sales and marketing	217	117
General, and administrative	2,424	1,785
Total stock-based compensation expense	$4,145	$2,897

At December 31, 2023, there were 37,486 shares available for issuance under the 2022 Plan.

Warrants

In April 2022, as noted above, the Company granted the Underwriters warrants to purchase a total of 9,600 shares of the Company’s common stock. The warrants are immediately exercisable at an exercise price of $50.00 per share and expire on the fifth anniversary of the commencement of sales under the IPO. The fair value of the warrants on the grant date was $27.50 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 62.55%, dividend yield of 0%, and risk-free interest rate of 2.92%. The Company recorded the fair value of these warrants of approximately $264 as an issuance cost to additional paid-in capital in 2022. As the IPO issuance costs were also recorded to additional paid-in capital, the net impact was $0.

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

In November 2023, in connection with the issuance of the Convertible Notes, the Company issued warrants to purchase a total of 45,000 shares of the Company’s common stock at an exercise price equal to $1.94 per share. The warrants expire five years from the issuance date. The fair value of the warrants on the grant date was $1.29 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.89%, dividend yield of 0%, and risk-free interest rate of 4.41%. The Company recorded the fair value of these warrants of approximately $58 as an issuance cost to additional paid-in capital in 2023.

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

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement. In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company, (b) 20% of net sales of the product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The Company recorded a charge of $1,000 for the payment to the Representative in the fourth quarter of 2022 and expensed the $85 per month charges as incurred over the six-month period. For payments under clause (b) and clause (c) above, the Company estimated the fair value of the liability using level 3 hierarchy inputs based on a Monte Carlo simulation of future revenues with a 25% quarterly estimated standard deviation of growth rates and a 10% probability of dissolution, discounted at an estimated discount rate of 15.4%. Based on the Company’s fair value analysis, a total of $2,611 was charged to sales and marketing expense in the consolidated statements of operations and comprehensive loss and recorded as accrued commissions in the consolidated balance sheets. A reconciliation of the liability under clause (b) and clause (c) for the year ended December 31, 2023 is as follows:

2023
Balance at January 1, 2023	$2,560
Amounts paid during 2023	(592)
Accretion	409
Balance at December 31, 2023	$2,377

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

The term of the Consulting Agreement was from October 6, 2022, until October 5, 2023, when it terminated in accordance with the terms of the Consulting Agreement. In consideration for the services to be provided, the Company paid the Representative a base consulting fee of $700 per year, payable in monthly instalments, along with additional compensation of $62.5 per quarter, if certain sales targets were met, for four quarters; along with any travel and related out-of-pocket expenses incurred by the Representative in connection with the performance of the services.

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

Currency risk

The Company’s subsidiary, Tenon Technology AG, realizes a portion of its expenses in Swiss francs. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. At December 31, 2023 and 2022, approximately $741 and $8, respectively, of the Company’s net monetary assets were denominated in Swiss francs. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

12. Income Taxes

The components of loss before income taxes are as follows:

	Years ended December 31,
	2023	2022
United States	$(15,570)	$(18,886)
International	(11)	(30)
Loss before income taxes	$(15,581)	$(18,916)

The components of current income tax expense are as follows:

	Years ended December 31,
	2023	2022
Federal	$—	$—
State	—	1
Foreign	—	—
Total income tax expense	$—	$1

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes for the years ended December 31, 2023 and 2022 is as follows:

	Years ended December 31,
	2023	2022
Statutory rate	(21)%	(21)%
State taxes, net of federal benefit	(7)%	(7)%
Non-deductible differences	3%	1%
Change in valuation allowance	25%	27%
Provision for taxes	—	—

Significant components of the Company’s net deferred tax assets at December 31, 2023 and 2022 are as follows:

	Years ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$9,504	$7,001
Credit carryforwards	220	109
Fixed assets	52	—
Accruals and reserves	111	126
Stock-based compensation	1,802	843
Intangibles	220	244
Operating lease liability	188	254
Capitalized research and development	514	274
Total deferred tax assets	12,611	8,851
Valuation allowance	(12,433)	(8,564)
Net deferred tax assets	178	287
Deferred tax liabilities:
Fixed assets	—	(44)
Operating lease right of use	(178)	(243)
Total deferred tax liabilities	(178)	(287)
Net deferred tax assets	$—	—

In assessing the realizability of deferred tax assets at December 31, 2023, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized, and determined that a valuation allowance was required for those deferred tax assets that are not expected to provide future tax benefits. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2023, the Company has available net operating loss carryforwards of approximately $33,866 for federal income tax purposes, of which approximately $33,644 was generated after 2017 and can be carried forward indefinitely under the Tax Cuts and Jobs Act. The remaining federal net operating loss of approximately $222, which was generated prior to 2018, will start to expire in 2034 if not utilized.

At December 31, 2023, the net operating loss carryforwards for state purposes are approximately $32,147 and will begin to expire in 2032 if not utilized. In addition, the Company had foreign net operating loss carryforwards of approximately $1,378 at December 31, 2023 that will start to expire in 2024 if not utilized.

The Company had credit carryforwards of approximately $214 for federal income tax purposes. The federal tax credits will begin to expire in 2041.

The Company also had credit carryforwards of approximately $101 for California income tax purposes. These credits have no expiration.

The Company has not completed a study to determine whether any ownership change per the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions, has occurred. Utilization of the Company’s net operating loss and income tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

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

	Years ended December 31,
	2023	2022
Unrecognized tax benefits, beginning of year	$38	$—
Increases related to prior year tax positions	5	12
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	36	26
Unrecognized tax benefits, end of year	$79	$38

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. Due to the full valuation allowance at December 31, 2023, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss and credit carryforwards, all of its years are subject to federal and state examination.

13. Subsequent Events

On February 20, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors, pursuant to which the Company agreed to sell, issue and deliver to these investors, in a private placement offering (the “Offering”), a total of 172,239 shares of the Company’s Series A Preferred Stock and warrants (the “Warrants”) to purchase 258,374 shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) at an exercise price equal to $1.2705 per share for an aggregate offering price of $2,605,000.

Additionally, on February 20, 2024, the Investors agreed to a complete prepayment of the Company’s obligations under the Convertible Notes, including accrued interest, in exchange for 84,729 shares of Series A Preferred Stock and warrants to purchase 157,094 shares of our common stock at $1.2705 per share and the Convertible Notes were cancelled. The Warrants are immediately exercisable and expire five years from the date of issuance.

The Series A Preferred Stock is convertible, at any time, at the option of the holder into shares of Common Stock. Each share of Series A Preferred Stock shall be convertible, at any time after the date of issuance, at the option of the holder thereof (or, upon a Required Conversion (as defined below), at the option of the Corporation), into that number of shares of Common Stock determined by dividing the Stated Value (as defined below) for such share of Series A Preferred Stock by the Conversion Price (as defined below). “Stated Value” means for any share of Series A Preferred Stock, an amount equal to the product of (x) $15.125 multiplied by (y) the sum of 1 plus the product of (A) 0.06 multiplied by (B) a fraction equal to the number of days that such share of Series A Preferred Stock has been issued divided by 365. “Conversion Price” means (i) for the shares of Series A Preferred Stock issued on the Closing Date, $1.5125 and (ii) for each share of Series A Preferred Stock issued thereafter, an amount equal to the greater of (x) $1.5125 and the average of the VWAPs for the 10 Trading Days prior the issuance date of such share of Series A Preferred Stock, in each case subject to adjustment as set forth herein. On any date that ten out of the last 15 daily VWAPs of the Common Stock is 250% higher than the Conversion Price on such date, then the Company will have the right to require 50% of the Preferred Stock to be converted into shares of Common Stock. Additionally, on and after the time on which the Company has $2.25 million in revenues in any single financial quarter, the Company will have the right to require 50% of the Preferred Stock to be converted into shares of Common Stock (a “Required Conversion”). No dividends are payable on the Series A Preferred Stock. The Series A Preferred Stock will vote together with the Common Stock on all matters other than as required by law; provided however that any additional shares underlying the Series A Preferred Stock as a result of the anti-dilution provision described below shall not vote on an “as converted” basis and shall only vote when issued upon conversion. Notwithstanding the foregoing, the vote of an individual holder of Series A Preferred Stock (and underlying Common Stock) shall be capped at 9.99% (or 4.99% if selected by the holder).

The Conversion Price is subject to anti-dilution adjustment as the result of any subdivision, combination of shares or recapitalization, stock dividends, stock splits and similar transactions affecting the Common Stock. In addition, the Series A Preferred Stock will have weighted average anti-dilution protection providing for adjustment of the Conversion Price in the event of issuance of, or commitments to issue, Common Stock for less than the Conversion Price then in effect immediately prior to such issue or sale (a “Dilutive Issuance”), subject to customary exceptions; provided however the anti-dilution for Dilutive Issuances shall not be operative until the stockholders of the Company have approved the terms of the Series A Preferred Stock. Upon any liquidation or winding up of the Company (a “Liquidation”), the holders of Series A Preferred Stock will be entitled to receive in preference to any other class or series of the Company’s equity securities the greater of (i) the Stated Value plus accrued and unpaid dividends and (ii) what would be paid if the Series A Preferred Stock plus accrued and unpaid dividends had been converted into Common Stock. A consolidation or merger of the Company or sale or transfer of all or substantially all of its assets, or any transaction which results in the stockholders of the Company owning less than 50% of the equity or voting power of the surviving entity (excluding the issuance of Common Stock in any financing transaction unless more than 50% of the Company’s shares are issued to one stockholder or a number of stockholders who act as a one group) shall be deemed a Liquidation (a “Deemed Liquidation”) with respect to the shares of Series A Preferred Stock of any holder who opts to have such occurrence treated as a Deemed Liquidation; provided that if the liquidation preference payable on a Deemed Liquidation is less than 110% of the stated value of the Series A Preferred Stock, the dividend rate on any accrued and unpaid dividends payable with respect to such Deemed Liquidation will increase to 10%. All liquidation preferences payable in respect of a Deemed Liquidation will be payable in shares of Common Stock based on the closing price of the Common Stock on the date of such Deemed Liquidation. Consent of the majority of the holders will be required to (i) amend the Certificate of Incorporation or Bylaws of the Company so as to adversely alter the rights, preferences, privileges of the Series A Preferred Stock, (ii) create any new class of shares pari passu or senior to the Series A Preferred Stock or increase or decrease the number of authorized shares of Common Stock or preferred stock, (iii) pay or declare any dividend on Common Stock or other junior securities, or incur indebtedness in any single transaction in excess of $1 million or (iv) redeem, purchase or otherwise acquire any share or shares of preferred stock or Common Stock (other than (a) the repurchase of shares of Common Stock pursuant to a written benefit plan or employment or consulting agreement, or (b) the repurchase of any equity securities in connection with the Company’s right of first offer with respect to those securities contained in any written agreement with the Company).

As of March 29, 2024, with the issuance of the Series A Preferred Stock, the conversion of the Convertible Notes, and proceeds from the Company’s ATM and ELOC facilities, the Company believes that its Stockholders’ Equity will exceed $2.5 million and will therefore meet the minimum stockholder equity amount required by the Nasdaq Stock Market, LLC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

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

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have identified a material weakness in our disclosure controls and procedures due to lack of segregation of duties and have therefore concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have identified a material weakness in our disclosure controls and procedures due to lack of segregation of duties and have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level. A material weakness is a deficiency, or combination of deficiencies, in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of March 29, 2024.

Name	Age	Position
Steven M. Foster	56	Chief Executive Officer and President, Director
Richard Ginn	58	Chief Technology Officer and Director
Steve Van Dick	69	EVP, Finance and Administration and Chief Financial Officer
Richard Ferrari	70	Executive Chairman of the Board
Ivan Howard	57	Director
Kristine M. Jacques	57	Director
Robert K. Weigle	64	Director
Stephen H. Hochschuler, M.D.	81	Director

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

Kristine M. Jacques was appointed as a director of the Company on March 25, 2024. From 2017 until 2023, Ms. Jacques was Vice President and General Manager, Interventional Pain Therapies at Vivex Biologics, Inc., a medical device company where she implemented a comprehensive strategic plan of a disruptive technology in the interventional spine market serving a significant unmet clinical need and potential $38 billion plus total addressable market, non-surgical treatment for chronic low back pain. From 2007 to 2017 Ms. Jacques was a Vice President at Alphatec Spine, Inc (Nasdaq:ATEC), a medical device company where she led the development and execution of a 3-year portfolio strategy to grow market share through identifying opportunities for innovation, maximizing product positioning and differentiation and delivering high quality products to meet the clinical and unmet needs of surgeons and their patients. From 1995 until 2007, Ms. Jacques served in various management positions at General Electric Corporation, prior to which she served from 1991 until 1994 at various management positions at Smith & Nephew, PLC, both of which are publicly traded. Previously, she was an Account Manager, Senior Investment Analyst for General Electric Capital Corporation from 1988 until 1991. Ms. Jacques received a Bachelor of Arts degree in Finance Administration from Michigan State University.

We believe that Ms. Jacques is well qualified to serve as a Director on our Board with her experience as a senior executive in the spine and medical device industries.

Robert K. Weigle is a director of the Company. He currently is and has been since October 2020, the CEO of Prime Genomics, a saliva-based diagnostics company utilizing Genomics. Mr. Weigle is also currently an executive in residence with DigitalDX, a venture capital firm. Mr. Weigle was CEO and a director of Benvenue Medical from May 2009 until August 2020. Benvenue was a Silicon Valley based medical device company, which raised over $200 million in funding. At Benvenue Mr. Weigle led growth from pre-clinical to successful clinical trials to commercial launch of first-generation devices in two distinct markets, one for the treatment of compression fractures in the spine and the second for the treatment of degenerative disc disease, resulting in a first full-year run rate exceeding $1 million per month. Mr. Weigle oversaw all early aspects of corporate strategy, including defining, communicating and executing the company’s overall business model; and represented Benvenue to the investment community. Mr. Weigle was also a senior executive at numerous healthcare/medical device companies, including TherOx, Inc, Cardiac Pathways, Baxter Healthcare and Cardima Corporation. Mr. Weigle also has relevant experience at Johnson & Johnson. Mr. Weigle holds a BA in Political Science from University of California, Berkeley.

We believe that Mr. Weigle is well qualified to serve as a Director on our Board with his experience in leading medical device companies both as a senior executive and as a member of the board of directors.

Stephen H. Hochschuler, M.D. is a director of the Company. Dr. Hochschuler is a world-renowned orthopedic spine surgeon. Dr. Hochschuler is the co-founder of the Texas Back Institute and founder of Back Systems, Inc., and founding Chairman of Innovative Spinal Technologies, Dr. Hochschuler has severed on numerous boards of directors and advisory boards for medical and scientific institutions. Dr. Hochschuler is a member of numerous national and international professional organizations including the American Academy of Orthopedic Surgeons; the American Pain Society; North American Spine Society; and the Southwest Chapter of the Society of International Business Fellows. Internationally, he is a member of the International Intradiscal Therapy Society; the International Society for Minimal Intervention in Spinal Surgery; the International Society for the Study of the Lumbar Spine; and is a founding board member of the Spinal Arthroplasty Society. He has also been a founding board member of The American Board of Spine Surgery and The American College of Spine Surgery. He is published in a wide range of professional journals, and has delivered numerous presentations worldwide. Dr. Hochschuler holds a BA from Columbia College and his medical degree from Harvard Medical School.

We believe that Dr. Hochschuler is well qualified to serve as a Director on our Board with his experience in as an orthopedic spine surgeon and his service on boards of directors and advisory boards of medical and scientific institutions as a member of the board of directors.

Board Composition

Our business and affairs are managed under the direction of our Board. Our Board currently consists of seven members, four of whom qualify as “independent” under the listing standards of Nasdaq.

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and qualified.

Director Independence

Our Board is composed of a majority of “independent directors” as defined under the rules of Nasdaq. We use the definition of “independence” applied by Nasdaq to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the 3 years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

Under such definitions, our Board has undertaken a review of the independence of each director. Based on the information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that Ivan Howard, Kristine M. Jacques, Robert K. Weigle and Stephen H. Hochschuler, M.D. are independent directors of the Company.

Board Committees

The Board has established three standing committees: (i) Audit Committee; (ii) Compensation Committee; and (iii) Nominating and Corporate Governance Committee. Each of the committees operates pursuant to its charter. The committee charters will be reviewed annually by the Nominating and Corporate Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Corporate Governance Committee may propose revisions to the charters. The responsibilities of each committee are described in more detail below.

Audit Committee. The Audit Committee consists of two directors, Ivan Howard and Robert Weigle, both of which are currently “independent” as defined by Nasdaq and includes an audit committee financial expert, Mr. Howard, within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties are specified in a charter and include, but not be limited to:

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

The Audit Committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Compensation Committee. The Compensation Committee consists of two directors, _______ and Robert Weigle, both of which are “independent” as defined by Nasdaq. The Compensation Committee’s duties are specified in a charter and include, but not be limited to:

●	reviews, approves and determines, or makes recommendations to our Board regarding, the compensation of our executive officers;

●	administers our equity compensation plans;

●	reviews and approves, or makes recommendations to our Board regarding incentive compensation and equity compensation plans; and

●	establishes and reviews general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of two directors, Robert Weigle and Stephen Hochschuler, both of which are “independent” as defined by Nasdaq. The nominating and corporate governance committee’s duties are specified in a charter and include, but not be limited to:

●	identifying, reviewing and evaluating candidates to serve on our Board consistent with criteria approved by our board of directors;

●	evaluating director performance on our board of directors and applicable committees of our Board and determining whether continued service on our Board is appropriate

●	evaluating nominations by stockholders of candidates for election to our Board; and

●	corporate governance matters

Role of Board in Risk Oversight Process

Our Board has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our Board to understand our risk identification, risk management, and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, cybersecurity, strategic, and reputational risk.

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

Clawback Policy

On November 28, 2023, our Board adopted an executive compensation recoupment policy consistent with the requirements of the Exchange Act Rule 10D-1 and the Nasdaq listing standards thereunder, to help ensure that incentive compensation is paid based on accurate financial and operating data, and the correct calculation of performance against incentive targets. Our policy addresses recoupment of amounts from performance-based awards paid to all corporate officers, including awards under our equity incentive plans, in the event of a financial restatement to the extent that the payout for such awards would have been less, or in the event of fraud, or intentional, willful or gross misconduct that contributed to the need for a financial restatement.

Insider Trading Policy

On May 12, 2022, we adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards applicable to us. Our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, no directors, executive officers or Ten Percent Holders did not comply with all Section 16(a) filing requirements as of March 29, 2024.

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2023 and 2022 to our Chief Executive Officer (principal executive officer), our Chief Financial Officer and Chief Technology Officer. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	(Salary $)	($)Bonus	Option/RSU Awards(1) ($)	Total ($)
Steven M. Foster, Chief Executive Officer
2023	$400,000	$87,600	$—	$487,600
2022	$300,000	$70,000	$1,926,634	$2,296,634
Steven Van Dick, Chief Financial Officer
2023	$325,000	$60,225	$—	$385,225
2022	$275,000	$148,125	$808,998	$1,232,123
Richard Ginn, Chief Technology Officer
2023	$290,000	$60,225	$—	$350,225
2022	$275,000	$148,125	$3,995,603	$4,418,728

(1)	In 2022 the named executives received restricted stock units (“RSUs”). No options or RSUs were granted to the named executives in 2023.

Employment Agreements

We have executed the following employment agreements with our executive officers. The material terms of each of those arrangements are summarized below. The summaries are not a complete description of all provisions of the employment arrangements and are qualified in their entirety by reference to the written employment arrangements, each filed as an exhibit to this annual report on form 10-K.

Foster Employment Agreement. Steven M. Foster, our Chief Executive Officer and President and a member of our Board, and the Company entered into an Employment Agreement dated as of June 1, 2021 (the “Foster Employment Agreement”). The Foster Employment Agreement provides Mr. Foster an annual base salary of $300,000, an annual bonus of up to $120,000 based upon achievement of mutually agreed upon milestones, options to purchase shares of our common stock in an amount sufficient to maintain Mr. Foster’s equity ownership at 4%, which were granted at the closing of our initial public offering and employee benefits that are generally given to our senior executives.

Under the Foster Employment Agreement, in the event that Mr. Foster’s employment is terminated by us without cause (as described in the Foster Employment Agreement) or by Mr. Foster for good reason (as described in the Foster Employment Agreement), Mr. Foster would be entitled to (1) severance equal to his base salary at termination, payable in instalments over the 12-month period following termination and (2) payments in respect of continuing health care coverage for up to twelve months following termination. In addition, upon a change in control of the Company, Mr. Foster would be entitled to (1) vesting of his options granted prior to the date of the Foster Employment Agreement and (2) a lump sum cash payment of one year of his base salary and bonus opportunity then in effect.

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

Ginn Employment Agreement. Richard Ginn, our founder, Chief Technology Officer and a director of the Company, and the Company entered into an Employment Agreement dated as of June 1, 2021 (the “Ginn Employment Agreement”). The Ginn Employment Agreement provides Mr. Ginn an annual base salary of $275,000, an annual bonus of up to 30% of base salary based upon achievement of mutually agreed upon milestones, a second bonus of up to $200,000 based on certain milestones determined by our Board and employee benefits that are generally given to our senior executives.

Under the Ginn Employment Agreement, in the event that Mr. Ginn’s employment is terminated by us without cause (as described in the Ginn Employment Agreement) or by Mr. Ginn for good reason (as described in the Foster Employment Agreement), Mr. Ginn would be entitled to (1) severance equal to his base salary at termination, payable in instalments over the 12-month period following termination and (2) payments in respect of continuing health care coverage for up to twelve months following termination. In addition, upon a change in control of the Company, Mr. Ginn would be entitled to (1) vesting of his options granted prior to the date of the Ginn Employment Agreement and (2) a lump sum cash payment of one year of his base salary and bonus opportunity.

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

Under the Van Dick Employment Agreement, in the event that Mr. Van Dick’s employment is terminated by us without cause (as described in the Van Dick Employment Agreement) or by Mr. Van Dick for good reason (as described in the Van Dick Employment Agreement), Mr. Van Dick would be entitled to (1) severance equal to his base salary at termination, payable in instalments over the 12-month period following termination and (2) payments in respect of continuing health care coverage for up to twelve months following termination. In addition, upon a change in control of the Company, Mr. Van Dick would be entitled to (1) vesting of his options granted prior to the date of the Van Dick Employment Agreement and (2) a lump sum cash payment of one year of his base salary and bonus opportunity.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of RSUs and shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023.

	Option Awards				Equity Awards (RSUs)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of RSUs that have not Vested	Market Value of RSUs
Steven M. Foster	9,687	1,563	$52.00	May 1, 2031	10,874	$17,181
Steven Van Dick	4,865	785	$52.00	May 1, 2031	4,566	$7,214
	2,786	673	$70.60	July 19, 2031
Richard Ginn	4,865	785	$52.00	May 1, 2031	22,551	$35,631
	443	107	$70.60	July 19, 2031

Stock Options

We granted Steven M. Foster (i) an option to purchase 11,250 shares of common stock at an exercise price of $52.00 per share with a grant date of May 1, 2021, subject to monthly equal vesting over a three-year period and adjustment in certain circumstances as provided therein (9,687 shares of which are vested), and (ii) a restricted stock unit consisting of 21,746 shares of common stock with a grant date of May 12, 2022, subject to semi-annual vesting over a three-year period commencing May 22, 2022, with a one-year cliff.

We granted Steven Van Dick (i) an option to purchase 5,650 shares of common stock at an exercise of $52.00 per share with a grant date of May 1, 2021, subject to monthly equal vesting over a three-year period that commenced on November 1, 2020 (4,865 shares of which are vested), (ii) an option to purchase 3,459 shares of common stock at an exercise price of $70.60 per share with a grant date of July 19, 2021, subject to monthly equal vesting over a three-year period commencing July 19, 2021 (2,786 shares of which are vested), and (iii) a restricted stock unit consisting of 9,131 shares of common stock with a grant date of May 12, 2022, subject to semi-annual vesting over a three-year period commencing May 22, 2022, with a one-year cliff.

We granted Richard Ginn (i) an option to purchase 5,650 shares of common stock at an exercise price of $52.00 per share with a grant date of May 1, 2021, subject to monthly equal vesting over a three-year period commencing April 1, 2021 (4,865 shares of which are vested), (ii) an option to purchase 550 shares of common stock at an exercise price of $70.60 per share with a grant date of July 19, 2021, subject to monthly equal vesting over a three-year period commencing July 19, 2021 (443 shares of which are vested) and (iii) a restricted stock unit consisting of 45,098 shares of common stock with a grant date of May 12, 2022, subject to semi-annual vesting over a three-year period commencing May 22, 2022, with a one-year cliff.

RSUs

All of the RSUs were granted on May 12, 2022 and have the following vesting schedule: one-third vest on May 22, 2023 and the remaining two thirds vesting equally every six months over the following two years.

Board Compensation

The following summary board compensation table provides information regarding the board compensation paid during our fiscal year ended December 31, 2023 to our board members. Only our independent directors received compensation for being directors during fiscal year 2023.

Director	Cash Compensation[1]	Equity Compensation[2]	Total Compensation
Frank Fischer	$60,000	$—	$60,000
Ivan Howard	$60,000	$—	$60,000
Kristine M. Jacques[3]	$—	$—	$—
Robert Weigle	$67,500	$—	$67,500
Stephen Hochschuler	$45,000	$—	$45,000
Total	232,500	$—	$232,500

[1]	Frank Fischer received $40,000 as a board retainer and $20,000 for being Compensation Committee Chairman; Ivan Howard received $40,000 as a board retainer and $20,000 for being Audit Committee Chairman; Robert Weigle received $40,000 as a board retainer, $10,000 for being Nominating and Corporate Governance Committee Chairman, $7,500 for being a member of the Compensation Committee and $10,000 for being a member of the Audit Committee; and Stephen Hochschuler received $40,000 as a board retainer and $5,000 for being a member of the Nominating and Corporate Governance Committee.

[2]	No equity compensation was issued to board members in 2023.

[3]	Appointed as a director on March 25, 2024.

Executive Chairman

On May 7, 2021, the Company entered into a Consulting Agreement (the “Ferrari Consulting Agreement”) with Richard Ferrari, a founder of the Company and its Executive Chairman, pursuant to which Mr. Ferrari was to assume the role of Executive Chairman of the Company in exchange for compensation of $22,500 per month starting September 1, 2021. Under this consulting agreement Mr. Ferrari was paid a bonus of $350,000, as a result of the closing of our initial public offering in April 2022. In May of 2022 Mr. Ferrari was granted RSUs which had a grant date fair value of $2,427,020 and vest over three years, with one-third vesting in May of 2023 and the remaining two thirds vesting equally every six months over the following two years. The compensation paid to Mr. Ferrari during the fiscal year ended December 31, 2023, totaled $247,500.

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 29, 2024, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of a class of Company voting stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of a class of voting stock is determined in accordance with the rules of the SEC and includes any shares of such class of the Company’s voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of voting stock held by them. Applicable percentage ownership in the following table is based on 3,726,974 shares of common stock and 256,968 shares of Series A Preferred Stock, in each case, issued and outstanding on March 29, 2024 plus, for each individual, any common stock that individual has the right to acquire within 60 days of March 29, 2024.

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

Name and Address of Beneficial Owner (1)	Title	Title of Class	Number of Shares Beneficially Owned		Beneficial Ownership Percentage
Officers and Directors
Steven M. Foster	Chief Executive Officer and President	Common Stock	23,604	(2)	*
Richard Ginn	Chief Technology Officer	Common Stock	84,649	(3)	2.3%
Steven Van Dick	EVP, Finance and Admin and Chief Financial Officer	Common Stock	22,003	(4)	*
Richard Ferrari	Chairman of the Board	Common Stock	61,874	(5)	1.7%
Ivan Howard	Director	Common Stock	9,201	(6)	*
Robert K. Weigle	Director	Common Stock	1,242	(7)	*
Stephen H. Hochschuler, M.D.	Director	Common Stock	6,560	(8)	*
Kristine M. Jacques	Director	Common Stock	—		*

Officers and Directors as a Group (total of 8 persons)			209,133	(9)	5.6%
5% Stockholders of a Class of Voting Stock
Zuhlke Ventures AG		Common Stock	244,773		9.4%
TMD Wealth Management		Common Stock	870,237	(10)
The Beckham-Shufeldt Family Trust		Series A Preferred Stock	66,116		25.7%
Ascent Special Ventures LLC		Series A Preferred Stock	67,783		26.4%

*	Indicate less than 1% beneficial ownership.

(1)	Unless otherwise indicated, the principal address of the named officers and directors and holders of 5% of a class of voting stock of the Company is c/o Tenon Medical, Inc., 104 Cooper Court, Los Gatos, CA 95032.

(2)	Includes 14,874 shares of our common stock underlying stock options that have vested and are exercisable within 60 days of March 29, 2024.

(3)	Includes 13,686 shares of our common stock underlying stock options that have vested and are exercisable within 60 days of March 29, 2024.

(4)	Consists of 1,999 shares held by the Van Dick Family Trust-1998 for which Steven Van Dick is trustee and 10,438 shares of our common stock underlying stock options that have vested and are exercisable within 60 days of March 29, 2024.

(5)	Consists of 9,222 shares held by the Ferrari Family Trust for which Richard Ferrari is trustee and 32,365 shares of our common stock underlying stock options that have vested and are exercisable within 60 days of March 29, 2024 (includes 1,367 shares of our common stock underlying options held by TCTIG, LLC for which Richard Ferrari is the beneficial owner) and 6,592 shares of our common stock held by TCTIG, LLC and for which Richard Ferrari has voting control.

(6)	Consists of 1,988 shares of our common stock underlying stock options that have vested and are exercisable within 60 days of March 29, 2024 and 6,592 shares of our common stock, in each case, held by TCTIG, LLC and for which Ivan Howard is either the beneficial owner or has voting control.

(7)	Includes 621 shares of our common stock underlying stock options that have vested and are exercisable within 60 days of March 29, 2024.

(8)	Includes 1,475 shares of our common stock underlying options that have vested and are exercisable within 60 days of March 29, 2024; and 1,974 shares of our common that are held by SHKH, LLC, an entity for which Stephen H. Hochschuler has a controlling interest.

(9)	Includes 75,447 shares of our common stock underlying stock options that have vested and are exercisable within 60 days of March 29, 2024.

(10)	Consists of (i) 358,137 shares of our Common Stock issued to individuals and entities that are clients of TMD Wealth Management and for which TMD Wealth Management has sole or shared power of disposition and (ii) 512,100 share of our Common Stock underlying warrants issued to individuals and entities that are clients of TMD Wealth Management that may be exercised within 60 days of March 29, 2024 and TMD Wealth Management has sole or shared power to dispose of the shares issued as result of any such exercise.

Securities Authorized for Issuance under Equity Compensation Plans

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

On May 7, 2021 the Company entered into the “Ferrari Consulting Agreement with Richard Ferrari, a founder of the Company and its Executive Chairman. See “Executive Compensation—Board Compensation” for a summary description of the terms of the Ferrari Consulting Agreement.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

Armanino LLP (“Armanino”) served as our independent registered public accounting firm to audit our books and accounts for the fiscal year ended December 31, 2022. Armanino also served as our independent registered public accountant prior to September 7, 2023. On September 7, 2023, Haskell & White LLP (“H&W”) became engaged as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023.

The table below presents the aggregate fees for professional services rendered by H&W for the year ended December 31, 2023:

2023
Audit fees	$158,500
Audit-related fees	—
All other fees	—
Total fees	$158,500

The table below presents the aggregate fees billed for professional services rendered by Armanino for fiscal year 2023 (up to September 7, 2023) and the year ended December 31, 2022.

	2023	2022
Audit fees	$179,102	$338,253
Audit-related fees	54,981	72,640
All other fees	—	—
Total fees	$234,083	$410,893

In the above tables, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These audit-related fees also consist of the review of our registration statements filed with the SEC and related services normally provided in connection with regulatory filings or engagements. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this Annual Report:

(1)	The consolidated financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The consolidated financial statement schedules are omitted because they are either not applicable or the information required is presented in the consolidated financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Bylaws of The Registrant.
3.3*	Amendment to Certificate of Incorporation of the Registrant
3.4*	Amendment to Certificate of Incorporation of the Registrant
3.5*	Amendment to Certificate of Incorporation of the Registrant
3.6*	Amendment to Certificate of Incorporation of the Registrant
3.7*	Amendment to Certificate of Incorporation of the Registrant
3.8*	Amendment to Certificate of Incorporation of the Registrant
3.9#	Certificate of Designations, Rights and Preferences for Series A Preferred Stock
4.1*	Form of Representative’s Warrant in connection with the Registrant’s Initial Public Offering
4.2**	Form of publicly traded Warrant issued on June 16, 2023
4.3***	Form of Warrant issued to investors on November 21, 2023
4.4#	Form of Warrant issued to investors on February 20, 2024
4.5	Description of Securities of the Registrant
10.1*	Employment Agreement dated June 1, 2021 between Steven M. Foster and the Registrant
10.2*	Employment Agreement dated June 1, 2021 between Richard Ginn and the Registrant
10.3*	Consulting Agreement dated May 7, 2021 by and between Richard Ferrari and the Registrant
10.4*	Employment Agreement dated June 1, 2021 between Steven Van Dick and the Registrant
10.5*	Tennon Medical 2022 Equity Incentive Plan
10.6**	Form of Securities Purchase Agreement
10.7	Secured Note dated November 21, 2023 made to Ascent Special Ventures LLC
10.8	Secured Note dated November 21, 2023 made to WZC Ascent Family Trust
10.9***	Securities Purchase Agreement dated November 21, 2023 among the Registrant, Ascent Special Ventures LLC and WZC Ascent Family Trust
10.10	Security Agreement dated November 21, 2023 between the Registrant and the Collateral Agent
10.11	Intellectual Property Security Agreement dated November 21, 2023 between the Registrant and the Collateral Agent
10.12#	Form of Securities Purchase Agreement
19.1	Insider Trading Policy
21.1*	List of Subsidiaries of the Registrant.
23.1	Consent of Haskell & White LLP
23.2	Consent of Amanino LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1##	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2##	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Tenon Medical, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 20, 2023

***	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023

#	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024

##	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tenon Medical, Inc.

Date:	March 29, 2024	By:	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2024.

Name	Position	Date

/s/ Steven M. Foster	Chief Executive Officer and President, Director	March 29, 2024
Steven M. Foster	(Principal Executive Officer)

/s/ Richard Ginn	Chief Technology Officer and Director	March 29, 2024
Richard Ginn

/s/ Steven Van Dick	Chief Financial Officer	March 29, 2024
Steven Van Dick	(Principal Financial and Accounting Officer)

/s/ Richard Ferrari	Director	March 29, 2024
Richard Ferrari

/s/ Ivan Howard	Director	March 29, 2024
Ivan Howard

/s/Kristine M. Jacques	Director	March 29, 2024
Kristine M. Jacques

/s/ Robert K. Weigle	Director	March 29, 2024
Robert K. Weigle

/s/ Stephen H. Hochschuler, M.D	Director	March 29, 2024
Stephen H. Hochschuler, M.D