Form 10-Q
period 2024-03-31
Tenon Medical, Inc.
filed 2024-05-15
CIK 1560293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 14, 2024, the registrant had a total of 3,729,474 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	Our ability to effectively operate our business segments;

●	Our ability to manage our research, development, expansion, growth and operating expenses;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability and our national distributor’s ability to compete, directly and indirectly, and succeed in the highly competitive medical devices industry;

●	Our ability to respond and adapt to changes in technology and customer behavior; and

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Tenon Medical, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,388	$2,428
Accounts receivable	571	518
Inventory	632	554
Prepaid expenses	360	389
Total current assets	5,951	3,889
Fixed assets, net	993	961
Deposits	51	51
Operating lease right-of-use asset	586	646
Deferred offering costs	439	798
TOTAL ASSETS	$8,020	$6,345

Liabilities and Stockholders’ EQUITY
Current liabilities:
Accounts payable	$266	$433
Accrued expenses	941	808
Current portion of accrued commissions	792	470
Current portion of operating lease liability	263	256
Convertible notes payable and accrued interest, net of debt discount of $0 and $77 at March 31, 2024 and December 31, 2023, respectively	—	1,173
Total current liabilities	2,262	3,140
Accrued commissions, net of current portion	1,774	1,999
Operating lease liability, net of current portion	360	428
Total liabilities	4,396	5,567
Commitments and contingencies (Note 8)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 4,500,000 shares authorized at March 31, 2024 and December 31, 2023; 256,968 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3,300	—
Common stock, $0.001 par value; 130,000,000 shares authorized at March 31, 2024 and December 31, 2023; 3,726,974 and 2,600,311 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	3
Additional paid-in capital	58,969	55,894
Accumulated deficit	(58,649)	(55,073)
Accumulated other comprehensive loss	—	(46)
Total stockholders’ equity	3,624	778
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,020	$6,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$719	$433
Cost of revenue	249	480
Gross Profit (Loss)	470	(47)

Operating Expenses
Research and development	669	834
Sales and marketing	1,381	2,026
General and administrative	1,926	1,979
Total Operating Expenses	3,976	4,839

Loss from Operations	(3,506)	(4,886)

Other (Expense) Income, net
Gain on investments	27	56
Interest expense	(34)	—
Other expense	(63)	—
Total Other (Expense) Income, net	(70)	56
Net Loss	$(3,576)	$(4,830)
Net Loss Per Share of Common Stock
Basic and diluted	$(1.25)	$(4.30)

Weighted Average Shares of Common Stock Outstanding
Basic and diluted	2,853	1,124

Consolidated Statements of Comprehensive Loss:
Net loss	$(3,576)	$(4,830)
Unrealized gain on investments	—	13
Foreign currency translation adjustment	46	(1)
Total Comprehensive Loss	$(3,530)	$(4,818)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited) (In thousands, except share data)

Three months ended March 31, 2024 and 2023:

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2023	—	$—	2,600,311	$3	$55,894	$(55,073)	$(46)	$778
Stock-based compensation expense	—	—	—	—	1,018	—	—	1,018
Issuance of common stock, net of issuance costs	—	—	1,123,439	1	1,803	—	—	1,804
Issuance of series A convertible preferred stock, net of issuance costs	256,968	3,300	—	—	254	—	—	3,554
Release of restricted stock units	—	—	3,224	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	46	46
Net loss	—	—	—	—	—	(3,576)	—	(3,576)
Balance at March 31, 2024	256,968	$3,300	3,726,974	$4	$58,969	$(58,649)	$—	$3,624

Balance at December 31, 2022	—	$—	1,123,680	$1	$45,843	$(39,492)	$(100)	$6,252
Stock-based compensation expense	—	—	—	—	1,040	—	—	1,040
Release of restricted stock units	—	—	1,448	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	12	12
Net loss	—	—	—	—	—	(4,830)	—	(4,830)
Balance at March 31, 2023	—	$—	1,125,128	$1	$46,883	$(44,322)	$(88)	$2,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(3,576)	$(4,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,018	1,040
Depreciation and amortization	100	25
Provision for losses on accounts receivable	10	—
Amortization of operating right-of-use asset	60	55
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(63)	(88)
Inventory	(78)	(1)
Prepaid expenses and other assets	29	(95)
Accounts payable	(167)	378
Accrued expenses	390	(6)
Operating lease liability	(61)	(54)
Net cash used in operating activities	(2,338)	(3,576)

Cash Flows from Investing Activities
Sales of short-term investments	—	4,753
Purchases of property and equipment	(119)	(84)
Net cash (used in) provided by investing activities	(119)	4,669

Cash Flows from Financing Activities
Proceeds from issuance of Series A Convertible Preferred Stock	2,437	—
Proceeds from issuance of common stock	1,934	—
Deferred offering costs	—	(42)
Net cash provided by (used in) financing activities	4,371	(42)

Effect of foreign currency translation on cash flow	46	(1)
Net Increase in Cash and Cash Equivalents	1,960	1,050

Cash and Cash Equivalents at Beginning of Period	2,428	2,129
Cash and Cash Equivalents at End of Period	$4,388	$3,179

Supplemental Disclosures of Cash Flow Information
Non-cash investing and financing activities:
Preferred stock issued upon conversion of debt and accrued interest	$1,186	—
Reclassification of deferred offering costs to additional paid-in capital	$130	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(unaudited) (in thousands, except share and per-share data)

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

Principles of consolidation

The condensed consolidated financial statements of the Company for the first quarter of 2023 and as of December 31, 2023 include the accounts of its wholly-owned subsidiary, Tenon Technology AG (“TTAG”), a Swiss company. All intercompany balances and transactions have been eliminated in consolidation. The financial statements of TTAG are prepared for the same reporting period as the parent, using consistent accounting policies in all material respects. In the first quarter of 2024, TTAG was effectively dissolved and, as such, the financial statements for the first quarter of 2024 and as of March 31, 2024 only include the accounts of the Company.

2. Summary of Significant Accounting Principles

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As permitted under these rules and regulations, the Company has condensed or omitted certain financial information and footnote disclosures normally included in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements, which are included in its Annual Report on Form 10-K filed with the SEC on March 29, 2024.

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

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 included in its Annual Report of Form 10-K filed with the SEC on March 29, 2024.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.

Going concern uncertainty and liquidity requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these condensed consolidated financial statements are issued.

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System. Based on the Company’s expected level of revenues and expenditures, the Company believes that its existing cash and cash equivalents as of March 31, 2024 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these consolidated financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Notice from Nasdaq

On May 7, 2024, the Company received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between March 25, 2024 and May 6, 2024, the common stock of the Company had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until November 4, 2024 (the “Compliance Period”), to regain compliance with the Bid Price Rule.

If the Company does not regain compliance with the Bid Price Rule by November 4, 2024, the Company may be eligible for an additional 180-day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If the Company cannot regain compliance during the Compliance Period or any subsequently granted compliance period, the common stock of the Company will be subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearings panel.

The notice from Nasdaq has no immediate effect on the listing of the Company’s common stock. The Company is currently evaluating its options for regaining compliance.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, realization of deferred tax assets, accrued liabilities, accrued commissions, incremental borrowing rate, obsolescence of inventory and stock-based compensation.

Reverse Stock Split

On November 2, 2023, the Company effected a 1-for-10 reverse stock split by filing an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State. The reverse stock split combined every ten shares of our common stock issued and outstanding immediately prior to effecting the reverse stock split into one share of common stock. No fractional shares were issued in connection with the reverse stock split. All historical share and per share amounts reflected throughout this document have been adjusted to reflect the reverse stock split. The authorized number of shares and the par value per share of the Company’s common stock were not affected by the reverse stock split.

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

The Company had the following dilutive common stock equivalents as of March 31, 2024 and 2023 which were excluded from the calculation because their effect was anti-dilutive:

	March 31, 2024	March 31, 2023
Outstanding restricted stock units	122,095	130,403
Outstanding stock options	93,515	97,434
Outstanding warrants	2,388,068	9,600
Common shares convertible from preferred stock	2,586,577	—
Total	5,190,255	237,437

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which increases the disclosures about reportable segments including more detailed information about a reportable segment’s expenses. This guidance will be effective for the Company for the fiscal year ending December 31, 2024 and the interim periods thereafter, with early adoption permitted. The guidance will have no effect on the Company’s results of operations as the changes are disclosure related. The Company has elected not to early adopt.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”, which requires additional tax disclosures about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This guidance will be effective on a prospective basis, with the option to apply it retrospectively, for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting this new accounting guidance.

3. Fixed Assets, Net

Fixed assets, net, consisted of the following:

	March 31, 2024	December 31, 2023
Construction in progress	$721	$602
Catamaran tray sets	538	538
IT equipment	56	56
Leasehold improvements	15	15
Lab equipment	14	14
Office furniture	9	9
Fixed assets, gross	1,353	1,234
Less: accumulated depreciation	(360)	(273)
Fixed assets, net	$993	$961

Construction in progress is made up of reusable components that will become reusable Catamaran Tray Sets. Depreciation expense was approximately $87 and $25 for the three months ended March 31, 2024 and 2023, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Accrued compensation	$422	$334
Other accrued expenses	519	474
Total accrued expenses	$941	$808

5. Debt

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

On February 20, 2024, the Investors agreed to a complete prepayment of the Company’s obligations under the Convertible Notes, including accrued interest, in exchange for 84,729 shares of Series A Preferred Stock and warrants to purchase 157,094 shares of our common stock at $1.2705 per share and the Convertible Notes were cancelled. See Note 7.

6. Leases

In June 2021, the Company entered into a facility lease agreement for its company headquarters in Los Gatos, California. This non-cancellable operating lease expires in June 2026. Operating lease costs for the facility lease were $73 and $73 for the three months ended March 31, 2024 and 2023, respectively.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2024	2023
Operating lease right-of-use assets	$586	$646

Operating lease liability, current	$(263)	$(256)
Operating lease liability, noncurrent	(360)	(428)
Total operating lease liabilities	$(623)	$(684)

Future maturities of operating lease liabilities as of March 31, 2024 were as follows:

2024	$228
2025	310
2026	144
Total lease payments	682
Less: imputed interest	(59)
Present value of operating lease liabilities	$623

Other information:

Cash paid for operating leases for the three months ended March 31, 2024	$74
Cash paid for operating leases for the three months ended March 31, 2023	$72
Remaining lease term - operating leases (in years)	2.25
Average discount rate - operating leases	8.0%

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

At-the-Market Offering Program

On May 4, 2023, the Company entered into an Equity Distribution Agreement to establish an at-the-market offering program, under which the Company may sell from time to time, at its option, shares of its common stock having an aggregate gross sales price of $5.5 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. During the three months ended March 31, 2024, 1,033,592 shares of the Company’s common stock were sold under the program at a weighted-average price of $1.83 per share with aggregate proceeds, net of issuance costs, of $1,834. As of the date of this report, the Company may not sell additional shares under this program.

Equity Line of Credit

On July 24, 2023, the Company entered into a purchase agreement (“Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell to Lincoln Park up to $10 million of shares of common stock from time to time during the term of the Purchase Agreement. On September 22, 2023 (the “Commencement Date”) and on May 10, 2024, the Company filed registration statements with the SEC covering the resale of shares of common stock issued to Lincoln Park under the Purchase Agreement.

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

During the three months ended March 31, 2024, 89,847 shares of the Company’s common stock were sold under the program at a weighted-average price of $1.113 per share with aggregate net proceeds of $96.

Series A Preferred Stock

On February 20, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors, pursuant to which the Company agreed to sell, issue and deliver to these investors, in a private placement offering (the “Offering”), a total of 172,239 shares of the Company’s Series A Preferred Stock and warrants (the “Series A Warrants”) to purchase 258,374 shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) at an exercise price equal to $1.2705 per share for an aggregate offering price of $2,605,000.

Additionally, on February 20, 2024, the Investors agreed to a complete prepayment of the Company’s obligations under the Convertible Notes, including accrued interest, in exchange for 84,729 shares of Series A Preferred Stock and warrants to purchase 157,094 shares of our common stock at $1.2705 per share and the Convertible Notes were cancelled. The Series A Warrants are immediately exercisable and expire five years from the date of issuance.

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

Voting rights

The holders of vested shares of common stock are entitled to vote on any matter submitted to a vote of the stockholders and each such holder is entitled to one vote per share of common stock held. The holders of Series A and Series B Preferred Stock are entitled to vote together with the common stock as a single class on any matter submitted to a vote of the stockholders. Holders of Series A and Series B Preferred Stock are entitled to the number of votes equal to the number of common stock issuable upon conversion of their respective Series A and Series B Preferred Stock at the time such shares are voted. The holders of a majority of the preferred stock had additional voting rights as specified in the Company’s Amended and Restated Certificate of Incorporation, as amended.

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

A summary of the Company’s stock option and restricted stock unit activity under its plans is as follows:

	Number of Shares Subject to Outstanding Stock Options	Weighted Average Exercise Price per Share	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2023	102,089	$42.54	76,916	$69.50
Granted	2,000	$1.21	50,903	$1.21
Released	—	—	(3,224)	$27.50
Forfeited	(10,574)	$22.63	(2,500)	$2.91
Outstanding at March 31, 2024	93,515	$43.91	122,095	$43.50

The following table sets forth stock-based compensation expense recognized for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Research and development	$367	$372
Sales and marketing	43	58
General, and administrative	608	610
Total stock-based compensation expense	$1,018	$1,040

At March 31, 2024, there were 101,669 shares available for issuance under the 2022 Plan.

Warrants

In April 2022, in association with the Company’s initial public offering, the Company granted to The Benchmark Company, LLC and Valuable Capital Limited warrants to purchase a total of 9,600 shares of the Company’s common stock. The warrants were immediately exercisable at an exercise price of $50.00 per share and expire on the fifth anniversary of the commencement of sales under the IPO. The fair value of the warrants on the grant date was $27.50 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 62.55%, dividend yield of 0%, and risk-free interest rate of 2.92%. The Company recorded the fair value of these warrants of approximately $264 as an issuance cost to additional paid-in capital in 2022.

In June 2023, in connection with a registered offering of stock, the Company issued warrants to purchase a total of 2,000,000 shares of the Company’s common stock (the “Offering Warrants”). The Offering Warrants were exercisable upon issuance and will expire five years from the date of issuance. Per the terms of the Offering Warrants, the exercise price of the Offering Warrants reset on July 16, 2023, to $3.146 per share. The fair value of the Offering Warrants on the grant date was approximately $3,164, or $1.58 per warrant, which was calculated using a Monte-Carlo simulation to estimate the final exercise price, which is considered a Level 3 fair value measurement, using as inputs; the starting value of $3.00 per share, the Company’s VWAP on June 16; an assumed daily distribution of returns; a mean daily return of 5.18%; a short-term annual volatility of 100% and a standard deviation of 6.3%. The model used Black-Scholes to then calculate the estimated fair value of the Offering Warrants, using an estimated time to maturity of 4.9 years, a risk-free interest rate of 3.99% and a long-term volatility of 60%.

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

On February 20, 2024, in connection with the Purchase Agreement, the Company issued the Series A Warrants to purchase a total of 415,468 shares of the Company’s common stock at an exercise price equal to $1.2705 per share. The Series A Warrants are immediately exercisable and expire five years from the date of issuance. The fair value of the Series A Warrants on the grant date was $0.61 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.24%, dividend yield of 0%, and risk-free interest rate of 4.3%. The Company recorded the fair value of these warrants of approximately $254 to additional paid-in capital in 2024.

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

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement. In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company, (b) 20% of net sales of the product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The Company recorded a charge of $1,000 for the payment to the Representative in the fourth quarter of 2022 and expensed the $85 per month charges as incurred over the six-month period. For payments under clause (b) and clause (c) above, the Company estimated the fair value of the liability using level 3 hierarchy inputs based on a Monte Carlo simulation of future revenues with a 25% quarterly estimated standard deviation of growth rates and a 10% probability of dissolution, discounted at an estimated discount rate of 15.4%. Based on the Company’s fair value analysis, a total of $2,611 was charged to sales and marketing expense in the consolidated statements of operations and comprehensive loss and recorded as accrued commissions in the consolidated balance sheets. A reconciliation of the liability under clause (b) and clause (c) for the three months ended March 31, 2024 is as follows:

Balance at January 1, 2024	$2,377
Amounts paid during 2024	(98)
Accretion	149
Balance at March 31, 2024	$2,428

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

The Company maintains cash balances at financial institutions located in California. Accounts at the U.S. financial institutions are secured by the Federal Deposit Insurance Corporation. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the other information set forth in our Annual Report of Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements, which involve risks and uncertainties. As a result of many factors, including but not limited to those set forth under “Risk Factors” in our Annual Report of Form 10-K filed with the Securities and Exchange Commission on March 29, 2024, our actual results may differ materially from those anticipated in these forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

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

We have incurred net losses since our inception in 2012. As of March 31, 2024, we had an accumulated deficit of approximately $58.6 million. To date, we have financed our operations primarily through an initial public offering, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

2024 Series A Offering

On February 20, 2024, we entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with certain investors (the “Series A Investors”), pursuant to which the Company agreed to sell, issue and deliver to the Series A Investors, in a private placement offering (the “Series A Offering”), a total of 172,239 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase 258,374 shares of our common stock, par value $0.001 per share, of the Company, at an exercise price equal to $1.2705 per share for an aggregate offering price of $2,605,000. Under the Series A Purchase Agreement, each Series A Investor paid $15.125 for each share of Series A Preferred Stock and along with their shares of Series A Preferred Stock, received Warrants equal to 15% of the number of shares of our common stock initially underlying such shares of Series A Preferred Stock. In connection with the offering of the Series A Preferred Stock the Company exchanged the Notes (as defined below) for 84,729 shares of Series A Preferred Stock and Series A Warrants to purchase 157,094 shares of our common stock. There are a total of 256,968 shares of Series A Preferred Stock outstanding as of May 10, 2024.

Reverse Stock Split

On November 2, 2023, the Company effected a 1-for-10 reverse stock split by filing an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State. The reverse stock split combined every ten shares of our common stock issued and outstanding immediately prior to effecting the reverse stock split into one share of common stock. No fractional shares were issued in connection with the reverse stock split. All historical share and per share amounts reflected throughout this document have been adjusted to reflect the reverse stock split. The authorized number of shares and the par value per share of the Company’s common stock were not affected by the reverse stock split.

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

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, consultants’ compensation, stock-based compensation expense, and other costs for finance, accounting, legal, compliance, and administrative matters. We expect our general and administrative expenses to increase in absolute dollars as we add personnel and information technology infrastructure to support the growth of our business. We also expect to incur additional general and administrative expenses as a result of operating as a public company, including but not limited to: expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and those of The Nasdaq Stock Market LLC on which our securities are traded; additional insurance expenses; investor relations activities; and other administrative and professional services. While we expect the general and administrative expenses to increase in absolute dollars, we anticipate that it will decrease as a percentage of revenue over time.

Gain on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments consists of interest income and realized gains and losses from the sale of our investments in money market and corporate debt securities. Interest expense is related to borrowings. Other income and expenses have not been significant to date.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
Consolidated Statements of Operations Data:	2024	2023
Revenue	$719	$433
Cost of goods sold	249	480
Gross profit (loss)	470	(47)
Operating expenses:
Research and development	669	834
Sales and marketing	1,381	2,026
General and administrative	1,926	1,979
Total operating expenses	3,976	4,839
Loss from operations	(3,506)	(4,886)
Interest and other income (expense), net:
Gain on investments	27	56
Interest expense	(34)	—
Other income (expense)	(63)	—
Net loss	$(3,576)	$(4,830)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended March 31,
Consolidated Statements of Operations Data:	2024	2023
Revenue	100%	100%
Cost of goods sold	35	111
Gross profit (loss)	65	(11)
Operating expenses:
Research and development	93	193
Sales and marketing	192	468
General and administrative	268	457
Total operating expenses	553	1,118
Loss from operations	(488)	(1,128)
Interest and other income (expense), net:
Gain on investments	4	13
Interest expense	(5)	—
Other expense	(9)	—
Net loss	(497)%	(1,115)%

Comparison of the Three Months Ended March 31, 2024 and 2023 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$719	$433	$286	66%
Cost of goods sold	249	480	(231)	(48)%
Gross profit (loss)	$470	$(47)	$517	(1,100)%
Gross profit (loss) percentage	65%	(11)%

Revenue. The increase in revenue for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to increases of 42% in the number of surgical procedures in which the Catamaran System was used.

Cost of Goods Sold, Gross Profit, and Gross Margin. The change in cost of goods sold for the three months ended March 31, 2024 as compared to the same period in 2023 was due to a 42% increase in the number of surgical procedures performed. Gross profit (loss) and gross margin percentage improved due to higher revenue associated with the increase in the number of surgical procedures, operating leverage created due to lower relative fixed costs and the absorption of more production overhead costs into our standard cost.

Operating Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Research and development	$669	$834	$(165)	(20)%
Sales and marketing	1,381	2,026	(645)	(32)%
General and administrative	1,926	1,979	(53)	(3)%
Total operating expenses	$3,976	$4,839	$(863)	(18)%

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2024 decreased as compared to 2023 primarily due to decreased professional fees ($110), payroll expenses ($82) and stock-based compensation ($5).

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2024 decreased as compared to the same period in 2023 primarily due to SpineSource transition fees in 2023 ($430), decreased payroll and employee expenses ($147) and consulting and professional fees ($53) partially offset by increased commission expense ($45).

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2024 increased as compared to the same period in 2023 primarily due to decreased professional service fees ($159) and stock-based compensation ($3), partially offset by increased insurance costs ($98) and payroll and employee expenses ($11).

Gain on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments for the three months ended March 31, 2024 decreased approximately $29 as compared to the three months ended March 31, 2023 due to interest on our investments in money market and corporate debt securities. We did not have significant investments in corporate debt securities during the first three months of 2024. Interest expense for the three months ended March 31, 2024 related to our convertible debt. Other expense, net was related to foreign exchange losses on the liquidation of our Swiss subsidiary.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $4.4 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering, additional stock offerings and the sale of our products. As of March 31, 2024, we had no outstanding debt.

As of March 31, 2024, we had an accumulated deficit of $58.6 million and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. Based upon our current operating plan, our existing cash and cash equivalents will not be sufficient to fund our operating expenses and working capital requirements through at least the next 12 months from the date these consolidated financial statements were available to be released. We plan to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues from The Catamaran System; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

On February 20, 2024, we entered into the Series A Purchase Agreement with certain investors, pursuant to which we agreed to sell, issue and deliver to these investors, in a private placement offering, a total of 172,239 shares of our Series A Preferred Stock and warrants to purchase 258,374 shares of our common stock, par value $0.001 per share, at an exercise price equal to $1.2705 per share for an aggregate offering price of $2,605,000. Additionally, on February 20, 2024, the Series A Investors agreed to a complete prepayment of our obligations under convertible notes (the “Convertible Notes”), including accrued interest, in exchange for 84,729 shares of Series A Preferred Stock and warrants to purchase 157,094 shares of our common stock at $1.2705 per share and the Convertible Notes were canceled. The Series A Warrants are immediately exercisable and expire five years from the date of issuance. There are a total of 256,968 shares of Series A Preferred Stock outstanding as of May 14, 2024.

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

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(2,338)	$(3,576)	$1,238	(35)%
Investing activities	(119)	4,669	(4,788)	(103)%
Financing activities	4,371	(42)	4,413	(10,507)%
Effect of foreign currency translation on cash flow	46	(1)	47	(4,700)%
Net increase in cash and cash equivalents	$1,960	$1,050	$910	87%

The decrease in net cash used in operating activities for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to our decreased net loss of $1.3 million, adjusted for decreases in non-cash stock-based compensation expenses ($22), in addition to increased accounts payable ($545), partially offset by decreases in accrued expenses ($396).

Cash provided by investing activities for the three months ended March 31, 2024 consisted primarily purchases of property and equipment ($119). Cash provided by investing activities for the three months ended March 31, 2023 consisted primarily of the net sales of short-term investments ($4,753) to fund our operations, partially offset by purchases of property and equipment ($84).

Cash provided by financing activities for the three months ended March 31, 2024 consisted primarily of proceeds from the issuance of Series A Convertible Preferred Stock ($2,437) and from the issuance of common stock ($1,934). Cash used in financing activities for the three months ended March 31, 2023 consisted primarily of spending for deferred offering costs.

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from three other sources. Actual results could differ from these estimates under different assumptions or conditions. For the three months ended March 31, 2024, there were no significant changes to our existing critical accounting policies from those disclosed on our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2024, and December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Securities Exchange Commission (“SEC”) on March 29, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

None.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1#	Series A Certificate of Designations, filed in Delaware on February 20, 2024.

10.1#	Form of Securities Purchase Agreement.

10.2#	Form of Warrant.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Tenon Medical, Inc.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Tenon Medical, Inc.

32.1**	Section 1350 Certification of the President and Chief Executive Officer of Tenon Medical, Inc.

32.2**	Section 1350 Certification of the Chief Financial Officer of Tenon Medical, Inc.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Incorporated by reference to the same exhibit number in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2024.

*	Filed herewith

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENON MEDICAL, INC.

Dated: May 15, 2024	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: May 15, 2024	/s/ Steven Van Dick
Steven Van Dick
Chief Financial Officer (Principal Financial and Accounting Officer)