Form 10-Q
period 2024-06-30
Tenon Medical, Inc.
filed 2024-08-13
CIK 1560293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 13, 2024, the registrant had a total of 3,951,767 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	Our ability to effectively operate our business;

●	Our ability to manage our research, development, expansion, growth and operating expenses;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability and our distributors’ ability to compete, directly and indirectly, and succeed in the highly competitive medical devices industry;

●	Our ability to respond and adapt to changes in technology and customer behavior; and

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Tenon Medical, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,968	$2,428
Accounts receivable, net	679	518
Inventory	609	554
Prepaid expenses and other current assets	831	389
Total current assets	4,087	3,889
Fixed assets, net	904	961
Deposits	51	51
Operating lease right-of-use asset	525	646
Deferred offering costs	439	798
TOTAL ASSETS	$6,006	$6,345

Liabilities and Stockholders’ EQUITY
Current liabilities:
Accounts payable	$1,111	$433
Accrued expenses	932	808
Current portion of accrued commissions	1,089	470
Current portion of operating lease liability	271	256
Convertible notes payable and accrued interest, net of debt discount of $0 and $77 at June 30, 2024 and December 31, 2023, respectively	—	1,173
Total current liabilities	3,403	3,140
Accrued commissions, net of current portion	1,481	1,999
Operating lease liability, net of current portion	290	428
Total liabilities	5,174	5,567
Commitments and contingencies (Note 8)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 4,500,000 shares authorized at June 30, 2024 and December 31, 2023; 256,968 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,300	—
Common stock, $0.001 par value; 130,000,000 shares authorized at June 30, 2024 and December 31, 2023; 3,780,827 and 2,600,311 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	3
Additional paid-in capital	60,003	55,894
Accumulated deficit	(62,475)	(55,073)
Accumulated other comprehensive loss	—	(46)
Total stockholders’ equity	832	778
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,006	$6,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$901	$743	$1,620	$1,176
Cost of sales	431	549	680	1,029
Gross Profit	470	194	940	147

Operating Expenses
Research and development	708	901	1,377	1,735
Sales and marketing	1,448	1,883	2,829	3,909
General and administrative	2,186	1,732	4,112	3,711
Total Operating Expenses	4,342	4,516	8,318	9,355

Loss from Operations	(3,872)	(4,322)	(7,378)	(9,208)

Other Income (Expense)
Gain on investments	39	37	66	93
Interest expense	—	—	(34)	—
Other income (expense), net	7	—	(56)	—
Total Other Income (Expense), net	46	37	(24)	93
Net Loss	$(3,826)	$(4,285)	$(7,402)	$(9,115)
Net Loss Per Share of Common Stock
Basic and diluted	$(1.02)	$(3.28)	$(2.24)	$(7.50)

Weighted-Average Shares of Common Stock Outstanding
Basic and diluted	3,749	1,305	3,301	1,215

Consolidated Statements of Comprehensive Loss:
Net loss	$(3,826)	$(4,285)	$(7,402)	$(9,115)
Unrealized gain on investments	—	3	—	16
Foreign currency translation adjustment	—	13	46	12
Total comprehensive loss	$(3,826)	$(4,269)	$(7,356)	$(9,087)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Unaudited)

(In thousands, except share data)

Three months ended June 30, 2024 and 2023:

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at March 31, 2024	256,968	$3,300	3,726,974	$4	$58,969	$(58,649)	$—	$3,624
Stock-based compensation expense	—	—	—	—	1,034	—	—	1,034
Release of restricted stock units	—	—	53,853	—	—	—	—	—
Net Loss	—	—	—	—	—	(3,826)	—	(3,826)
Balance at June 30, 2024	256,968	$3,300	3,780,827	$4	$60,003	$(62,475)	$—	$832

Balance at March 31, 2023	—	$—	1,125,128	$1	$46,883	$(44,322)	$(88)	$2,474
Stock-based compensation expense	—	—	—	—	1,054	—	—	1,054
Release of restricted stock units	—	—	37,247	—	—	—	—	—
Issuance of common stock and warrants, net of issuance costs	—	—	1,000,000	1	1,643	—	—	1,644
Other comprehensive income	—	—	—	—	—	—	16	16
Net loss	—	—	—	—	—	(4,285)	—	(4,285)
Balance at June 30, 2023	—	$—	2,162,375	$2	$49,580	$(48,607)	$(72)	$903

Six months ended June 30, 2024 and 2023:

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2023	—	$—	2,600,311	$3	$55,894	$(55,073)	$(46)	$778
Stock-based compensation expense	—	—	—	—	2,052	—	—	2,052
Issuance of common stock, net of issuance costs	—	—	1,123,439	1	1,803	—	—	1,804
Issuance of series A convertible preferred stock, net of issuance costs	256,968	3,300	—	—	254	—	—	3,554
Release of restricted stock units	—	—	57,077	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	46	46
Net loss	—	—	—	—	—	(7,402)	—	(7,402)
Balance at June 30, 2024	256,968	$3,300	3,780,827	$4	$60,003	$(62,475)	$—	$832

Balance at December 31, 2022	—	$—	1,123,680	$1	$45,843	$(39,492)	$(100)	$6,252
Stock-based compensation expense	—	—	—	—	2,094	—	—	2,094
Release of restricted stock units	—	—	38,695	—	—	—	—	—
Issuance of common stock and warrants, net of issuance costs	—	—	1,000,000	1	1,643	—	—	1,644
Other comprehensive income	—	—	—	—	—	—	28	12
Net loss	—	—	—	—	—	(9,115)	—	(9,115)
Balance at June 30, 2023	—	$—	2,162,375	$2	$49,580	$(48,607)	$(72)	$903

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(7,402)	$(9,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,052	2,094
Depreciation and amortization	189	60
Provision for losses on accounts receivable	46	—
Amortization of operating right-of-use asset	121	111
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(207)	(373)
Inventory	(55)	(155)
Prepaid expenses and other assets	(442)	(325)
Accounts payable	678	362
Accrued expenses	385	698
Operating lease liability	(123)	(109)
Net cash used in operating activities	(4,758)	(6,752)

Cash Flows from Investing Activities
Sales of short-term investments	—	6,503
Purchases of short-term investments	—	(493)
Purchases of property and equipment	(119)	(212)
Net cash (used in) provided by investing activities	(119)	5,798

Cash Flows from Financing Activities
Proceeds from issuance of Series A Convertible Preferred Stock, net	2,437	—
Proceeds from issuance of common stock, net	1,934	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	4,808
Deferred offering costs	—	(143)
Net cash provided by financing activities	4,371	4,665

Effect of foreign currency translation on cash flow	46	12
Net (Decrease) Increase in Cash and Cash Equivalents	(460)	3,723

Cash and Cash Equivalents at Beginning of Period	2,428	2,129
Cash and Cash Equivalents at End of Period	$1,968	$5,852

Supplemental Disclosures of Cash Flow Information
Non-cash investing and financing activities:
Preferred stock issued upon conversion of debt and accrued interest	$1,186	—
Reclassification of deferred offering costs to additional paid-in capital	$130	—

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

Principles of consolidation

The condensed consolidated financial statements of the Company for the three and six months ended June 30, 2023 and as of December 31, 2023 include the accounts of its wholly-owned subsidiary, Tenon Technology AG (“TTAG”), a Swiss company. All intercompany balances and transactions have been eliminated in consolidation. The financial statements of TTAG are prepared for the same reporting period as the parent, using consistent accounting policies in all material respects. In 2024, TTAG was dissolved and, as such, the financial statements for the three and six months ended June 30, 2024 and as of June 30, 2024 only include the accounts of the Company.

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

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024.

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

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System. Based on the Company’s expected level of revenues and expenditures, the Company believes that its existing cash and cash equivalents as of June 30, 2024 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these consolidated financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The notice from Nasdaq has no immediate effect on the listing of the Company’s common stock. The Company is currently evaluating its options for regaining compliance. On December 21, 2023, the Company’s shareholders approved an amendment to its Certificate of Incorporation to provide for a reverse stock split in a ratio ranging from one for two (1:2) to one for fifty (1:50) at the discretion of the Company’s Board of Directors.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, realization of deferred tax assets, accrued liabilities, accrued commissions, incremental borrowing rate, obsolescence of inventory, allowance for credit losses, and stock-based compensation.

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

Net loss per share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that certain potential common stock equivalents (convertible preferred stock, stock options, and warrants) are converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company’s weighted average common shares outstanding for basic and diluted are the same because the effect of the potential common stock equivalents is anti-dilutive.

The Company had the following dilutive common stock equivalents as of June 30, 2024 and 2023 which were excluded from the calculation because their effect was anti-dilutive:

	June 30, 2024	June 30, 2023
Outstanding restricted stock units	136,690	93,156
Outstanding stock options	72,563	96,934
Outstanding warrants	2,388,068	2,009,600
Common shares convertible from preferred stock	2,625,016	—
Total	5,222,337	2,199,690

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

3. Fixed Assets, Net

Fixed assets, net, consisted of the following:

	June 30, 2024	December 31, 2023
Construction in progress	$718	$602
Catamaran tray sets	538	538
IT equipment	56	56
Leasehold improvements	15	15
Lab equipment	14	14
Office furniture	9	9
Fixed assets, gross	1,350	1,234
Less: accumulated depreciation	(446)	(273)
Fixed assets, net	$904	$961

Construction in progress is made up of reusable components that will become reusable Catamaran Tray Sets. Depreciation expense was approximately $86 and $35 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was approximately $173 and $60 for the six months ended June 30, 2024 and 2023, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Accrued compensation	$531	$334
Other accrued expenses	401	474
Total accrued expenses	$932	$808

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

6. Leases

In June 2021, the Company entered into a facility lease agreement for its company headquarters in Los Gatos, California. This non-cancellable operating lease expires in June 2026. Operating lease costs for the facility lease were $73 and $73 for the three months ended June 30, 2024 and 2023, respectively, and were $146 and $146 for the six months ended June 30, 2024 and 2023, respectively.

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2024	2023
Operating lease right-of-use assets	$525	$646

Operating lease liability, current	$(271)	$(256)
Operating lease liability, noncurrent	(290)	(428)
Total operating lease liabilities	$(561)	$(684)

Future maturities of operating lease liabilities as of June 30, 2024 were as follows:

2024	$154
2025	310
2026	144
Total lease payments	608
Less: imputed interest	(47)
Present value of operating lease liabilities	$561

Other information:

Cash paid for operating leases for the six months ended June 30, 2024	$148
Cash paid for operating leases for the six months ended June 30, 2023	$144
Remaining lease term - operating leases (in years)	2.00
Average discount rate - operating leases	8.0%

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

At-the-Market Offering Program

On May 4, 2023, the Company entered into an Equity Distribution Agreement to establish an at-the-market offering program, under which the Company may sell from time to time, at its option, shares of its common stock having an aggregate gross sales price of $5.5 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. During the six months ended June 30, 2024, 1,033,592 shares of the Company’s common stock were sold under the program at a weighted-average price of $1.83 per share with aggregate proceeds, net of issuance costs, of $1,834. No shares were sold under the program during the three months ended June 30, 2024. As of the date of this report, the Company may not sell additional shares under this program.

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

During the six months ended June 30, 2024, 89,847 shares of the Company’s common stock were sold under the program at a weighted-average price of $1.113 per share with aggregate net proceeds of $96. No shares were sold under the program during the three months ended June 30, 2024.

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

Option Exchange

On April 8, 2024, the Company issued an offer to holders of outstanding stock options to purchase an aggregate of 90,987 shares of the Company’s common stock to exchange their options for a lesser number of new restricted stock units (“RSUs”) to be granted under the 2022 Plan upon the terms and subject to the conditions set forth in the Offer to Exchange Certain Outstanding Stock Options for Restricted Stock Units (the “Offer to Exchange”). The Offer to Exchange expired on May 6, 2024. A total of 27 eligible participants participated in the exchange. The Company accepted for exchange options to purchase an aggregate of 83,391 shares of common stock of the Company. All surrendered options were cancelled effective as of the expiration of the Option Exchange, and immediately thereafter, in exchange therefor, the Company granted a total of 41,698 new RSUs under the 2022 Plan. The incremental fair value of the new RSUs that were vested at the issuance date was $32 and was immediately expensed.

A summary of the Company’s stock option and restricted stock unit activity under its plans is as follows:

	Number of Shares Subject to Outstanding Stock Options	Weighted Average Exercise Price per Share	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2023	102,089	$42.54	76,916	$69.50
Granted	66,967	$0.87	119,351	$1.00
Released	—	—	(57,077)	$32.05
Cancelled or forfeited	(96,493)	$43.27	(2,500)	$2.91
Outstanding at June 30, 2024	72,563	$3.12	136,690	$26,55

The following table sets forth stock-based compensation expense recognized for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$358	$378	$725	$750
Sales and marketing	34	58	77	116
General, and administrative	642	618	1,250	1,228
Total stock-based compensation expense	$1,034	$1,054	$2,052	$2,094

At June 30, 2024, there were 54,173 shares available for issuance under the 2022 Plan.

Warrants

In April 2022, in association with the Company’s initial public offering, the Company granted to The Benchmark Company, LLC and Valuable Capital Limited warrants to purchase a total of 9,600 shares of the Company’s common stock. The warrants were immediately exercisable at an exercise price of $50.00 per share and expire on the fifth anniversary of the commencement of sales under the IPO. The fair value of the warrants on the grant date was $27.50 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 62.55%, dividend yield of 0%, and risk-free interest rate of 2.92%. The Company recorded the fair value of these warrants of $264 as an issuance cost to additional paid-in capital in 2022.

In June 2023, in connection with a registered offering of stock, the Company issued warrants to purchase a total of 2,000,000 shares of the Company’s common stock (the “Offering Warrants”). The Offering Warrants were exercisable upon issuance and will expire five years from the date of issuance. Per the terms of the Offering Warrants, the exercise price of the Offering Warrants reset on July 16, 2023, to $3.146 per share. The fair value of the Offering Warrants on the grant date of $3,164, or $1.58 per warrant, was calculated using a Monte-Carlo simulation to estimate the final exercise price, which is considered a Level 3 fair value measurement, using as inputs; the starting value of $3.00 per share, the Company’s VWAP on June 16; an assumed daily distribution of returns; a mean daily return of 5.18%; a short-term annual volatility of 100% and a standard deviation of 6.3%. The model used Black-Scholes to then calculate the estimated fair value of the Offering Warrants, using an estimated time to maturity of 4.9 years, a risk-free interest rate of 3.99% and a long-term volatility of 60%.

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

On February 20, 2024, in connection with the Purchase Agreement, the Company issued the Series A Warrants to purchase a total of 415,468 shares of the Company’s common stock at an exercise price equal to $1.2705 per share. The Series A Warrants are immediately exercisable and expire five years from the date of issuance. The fair value of the Series A Warrants on the grant date was $0.61 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.24%, dividend yield of 0%, and risk-free interest rate of 4.3%. The Company recorded the fair value of these warrants of $254 to additional paid-in capital in 2024.

8. Commitments and Contingencies

Sales Representative Agreement

In April 2020, the Company entered into an Exclusive Sales Representative Agreement, under which the counterparty to the agreement (the “Representative”) received exclusive rights to market, promote, and distribute The Catamaran System in the United States and Puerto Rico. The agreement is for an initial period of five years, and automatically renews for an additional five years unless written notice is given by either party prior to April 27, 2023. The agreement provides for a bonus to be paid to the Representative upon an acquisition or IPO. In May 2021, the Company entered into an Amended and Restated Exclusive Sales Representative Agreement (the “Restated Sales Agreement”). In connection with the amended agreement, the Company paid $500 cash and issued 53,757 shares of common stock to the Representative, for which the Company recorded a combined total of $880 as sales and marketing expense. In addition, the Representative received anti-dilution protections to maintain ownership of 3.0% of the fully diluted equity of the Company through the date of an initial public offering. In October 2021, the Company issued 4,445 shares of common stock with a fair value of approximately $333 to the Representative in accordance with the anti-dilution provision. In April 2022, the Company issued 31,235 shares of common stock to the Representative in accordance with the anti-dilution provision, fully satisfying the Company’s obligations.

The Restated Sales Agreement restructured the calculation of the bonus paid to the Representative upon an acquisition, removed the bonus payable upon an IPO, and allows the Company to terminate the Restated Sales Agreement as long as the bonus paid to the Representative is at least $6,000.

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement. In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company, (b) 20% of net sales of the product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The Company recorded a charge of $1,000 for the payment to the Representative in the fourth quarter of 2022 and expensed the $85 per month charges as incurred over the six-month period. For payments under clause (b) and clause (c) above, the Company estimated the fair value of the liability using level 3 hierarchy inputs based on a Monte Carlo simulation of future revenues with a 25% quarterly estimated standard deviation of growth rates and a 10% probability of dissolution, discounted at an estimated discount rate of 15.4%. Based on the Company’s fair value analysis, a total of $2,611 was charged to sales and marketing expense in the consolidated statements of operations and comprehensive loss and recorded as accrued commissions in the consolidated balance sheets. A reconciliation of the liability under clause (b) and clause (c) for the six months ended June 31, 2024 is as follows:

Balance at January 1, 2024	$2,377
Amounts paid during 2024	(252)
Accretion	185
Balance at June 30, 2024	$2,310

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

9. Concentrations of Risk

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the other information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements, which involve risks and uncertainties. As a result of many factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024, our actual results may differ materially from those anticipated in these forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

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

We have incurred net losses since our inception in 2012. As of June 30, 2024, we had an accumulated deficit of approximately $62.5 million. To date, we have financed our operations primarily through an initial public offering, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

2024 Series A Offering

On February 20, 2024, we entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with certain investors (the “Series A Investors”), pursuant to which the Company agreed to sell, issue and deliver to the Series A Investors, in a private placement offering (the “Series A Offering”), a total of 172,239 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase 258,374 shares of our common stock, par value $0.001 per share, at an exercise price equal to $1.2705 per share for an aggregate offering price of $2,605,000. Under the Series A Purchase Agreement, each Series A Investor paid $15.125 for each share of Series A Preferred Stock and along with their shares of Series A Preferred Stock, received Warrants equal to 15% of the number of shares of our common stock initially underlying such shares of Series A Preferred Stock. In connection with the offering of the Series A Preferred Stock, the Company exchanged the Notes (as defined below) for 84,729 shares of Series A Preferred Stock and Series A Warrants to purchase 157,094 shares of our common stock. There are a total of 256,968 shares of Series A Preferred Stock outstanding as of June 30, 2024.

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

Cost of Goods Sold, Gross Profit, and Gross Margin

We utilize contract manufacturers for production of The Catamaran System implants and Catamaran Tray Sets. Cost of goods sold consists primarily of overhead related to operation personnel and facility costs, costs of the components of The Catamaran System implants and instruments, quality inspection, packaging, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. We anticipate that certain of our cost of goods sold will increase in absolute dollars as case levels increase.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries, commissions, stock-based compensation expense and travel and entertainment expenses of our sales and market personnel along with commissions paid to our independent distributors. We expect our sales and marketing expenses to increase in absolute dollars with the increased sales of The Catamaran System resulting in higher commissions and salaries, increased clinician and sales representative training, and the cost to complete our clinical study to gain wider clinician adoption of The Catamaran System. Our sales and marketing expenses may fluctuate from period to period due to timing of sales and marketing activities related to the commercial activity of our product.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development, regulatory expenses, and consulting services, outside prototyping services, outside research activities, materials, and other costs associated with the development and refinement of our product. Research and development expenses also include related personnel and consultants’ compensation and stock-based compensation expense. We expense research and development costs as they are incurred. We expect research and development expense to increase in absolute dollars as we improve The Catamaran System, develop new products, add research and development personnel, and undergo clinical activities that may be required for regulatory clearances of future products.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statements of Operations Data:	2024	2023	2024	2023
Revenue	$901	$743	$1,620	$1,176
Cost of goods sold	431	549	680	1,029
Gross profit	470	194	940	147
Operating expenses:
Research and development	708	901	1,377	1,735
Sales and marketing	1,448	1,883	2,829	3,909
General and administrative	2,186	1,732	4,112	3,711
Total operating expenses	4,342	4,516	8,318	9,355
Loss from operations	(3,872)	(4,322)	(7,378)	(9,208)
Interest and other income (expense), net:
Gain on investments	39	37	66	93
Interest expense	—	—	(34)	—
Other income (expense)	7	—	(56)	—
Net loss	$(3,826)	$(4,285)	$(7,402)	$(9,115)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statements of Operations Data:	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of goods sold	48	74	42	88
Gross profit	52	26	58	12
Operating expenses:
Research and development	79	121	85	148
Sales and marketing	161	253	175	332
General and administrative	243	233	254	316
Total operating expenses	482	608	513	795
Loss from operations	(430)	(582)	(455)	(783)
Interest and other income (expense), net:
Gain on investments	4	5	4	8
Interest expense	—	—	(2)	—
Other expense	1	—	(3)	—
Net loss	(425)%	(577)%	(457)%	(775)%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$901	$743	$158	21%
Cost of goods sold	431	549	(118)	(21)%
Gross profit	$470	$194	$276	142%
Gross profit percentage	52%	26%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$1,620	$1,176	$444	38%
Cost of goods sold	680	1,029	(349)	(34)%
Gross profit	$940	$147	$793	539%
Gross profit percentage	58%	13%

Revenue. The increase in revenue for the three and six months ended June 30, 2024 as compared to the same periods in 2023 was primarily due to increases of 7% and 19%, respectively, in the number of surgical procedures in which the Catamaran System was used.

Cost of Goods Sold, Gross Profit, and Gross Margin. The change in cost of goods sold for the three and six months ended June 30, 2024 as compared to the same periods in 2023 was due to increases of 7% and 19%, respectively, in the number of surgical procedures performed. Gross profit and gross margin percentage for the three and six month periods ended June 30, 2024 as compared to the same periods in 2023 improved due to the absorption of more production overhead costs into our standard cost, operating leverage created due to lower relative fixed costs and higher revenue associated with the increase in the number of surgical procedures.

Operating Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Research and development	$708	$901	$(193)	(21)%
Sales and marketing	1,448	1,883	(435)	(23)%
General and administrative	2,186	1,732	454	26%
Total operating expenses	$4,342	$4,516	$(174)	(4)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Research and development	$1,377	$1,735	$(358)	(21)%
Sales and marketing	2,829	3,909	(1,080)	(28)%
General and administrative	4,112	3,711	401	11%
Total operating expenses	$8,318	$9,355	$(1,037)	(11)%

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2024 decreased as compared to the same period in 2023 primarily due to decreased professional fees ($141), payroll expenses ($29) and stock-based compensation ($19). Research and development expenses for the six months ended June 30, 2024 decreased as compared to the same period in 2023 primarily due to decreased professional fees ($279), payroll expenses ($111) and stock-based compensation ($25).

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2024 decreased as compared to the same period in 2023 primarily due to SpineSource transition fees in 2023 ($260), decreased payroll and employee expenses ($165) and consulting and professional fees ($102) partially offset by increased commission expense ($108). Sales and marketing expenses for the six months ended June 30, 2024 decreased as compared to the same period in 2023 primarily due to SpineSource transition fees in 2023 ($690), decreased payroll and employee expenses ($312) and consulting and professional fees ($197) partially offset by increased commission expense ($153).

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2024 increased as compared to the same period in 2023 primarily due to increased legal and professional service fees ($215), insurance costs ($93), bad debt expense ($36) and stock-based compensation ($25). General and administrative expenses for the six months ended June 30, 2024 increased as compared to the same period in 2023 primarily due to increased insurance costs ($191), legal and professional service fees ($93), bad debt expense ($46) and stock-based compensation ($22).

Gain on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments for the six months ended June 30, 2024 decreased approximately $28 as compared to the six months ended June 30, 2023 due to interest on our investments in money market and corporate debt securities. We did not have significant investments in corporate debt securities during the first six months of 2024. Interest expense for the six months ended June 30, 2024 related to our convertible debt. Other expense, net was related to foreign exchange losses on the liquidation of our Swiss subsidiary.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $2.0 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering, additional stock offerings and the sale of our products. As of June 30, 2024, we had no outstanding debt.

As of June 30, 2024, we had an accumulated deficit of $62.5 million and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. Based upon our current operating plan, our existing cash and cash equivalents will not be sufficient to fund our operating expenses and working capital requirements through at least the next 12 months from the date these consolidated financial statements were available to be released. We plan to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues from The Catamaran System; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

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

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(4,758)	$(6,752)	$1,994	(30)%
Investing activities	(119)	5,798	(5,917)	(102)%
Financing activities	4,371	4,665	(294)	(6)%
Effect of foreign currency translation on cash flow	46	12	34	283%
Net (decrease) increase in cash and cash equivalents	$(460)	$3,723	$(4,183)	(112)%

The decrease in net cash used in operating activities for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to our decreased net loss of $1.7 million, adjusted for decreases in non-cash stock-based compensation expenses ($42), in addition to increased accounts payable ($316), partially offset by decreases in accrued expenses ($313).

Cash provided by investing activities for the six months ended June 30, 2024 consisted primarily purchases of property and equipment ($119). Cash provided by investing activities for the six months ended June 30, 2023 consisted primarily of the net sales of short-term investments ($6,010) to fund our operations, partially offset by purchases of property and equipment ($212).

Cash provided by financing activities for the six months ended June 30, 2024 consisted primarily of net proceeds from the issuance of Series A Convertible Preferred Stock ($2,437) and from the issuance of common stock ($1,934). Cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of the $4.8 million, net of relevant expenses, received from our registered offering in June 2023.

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from three other sources. Actual results could differ from these estimates under different assumptions or conditions. For the six months ended June 30, 2024, there were no significant changes to our existing critical accounting policies from those disclosed on our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2024, and December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and Principal Accounting Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The retirement of our Chief Financial Officer and his transition to a CFO Advisor effective July 31, 2024 did not significantly impact our internal control over financial reporting for the fiscal quarter ended June 30, 2024; however, if we are unable to hire a replacement in a timely manner, changes in our internal control over financial reporting will be implemented to ensure reasonable controls over financial reporting for the quarter ending September 30, 2024.

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

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On July 23, 2024, our stockholders approved, among other things, the following: (i) the terms of (A) our Series B Preferred Stock, (B) the warrants to be issued on the issuance date of our Series B Preferred Stock and (C) the amendment to the terms of our Series A Preferred Stock to decrease the amount of the conversion price thereof, in each case, to comply with Listing Rule 5635(d) of The Nasdaq Stock Market LLC; and (ii) amendments to the Tenon Medical, Inc. 2022 Equity Incentive Plan to (i) increase the total number of shares of the Company’s common stock subject to the 2022 Plan by 1,100,000 shares and (ii) permit the issuance of equity awards to individuals and legal entities.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and President of Tenon Medical, Inc.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer of Tenon Medical, Inc.

32.1**	Section 1350 Certification of the President and Chief Executive Officer of Tenon Medical, Inc.

32.2**	Section 1350 Certification of the Principal Accounting Officer of Tenon Medical, Inc.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENON MEDICAL, INC.

Dated: August 13, 2024	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: August 13, 2024	/s/ Jay D. Hanson
Jay D. Hanson
Director of SEC Reporting and Compliance (Principal Accounting Officer)