Form 10-Q
period 2024-09-30
Tenon Medical, Inc.
filed 2024-11-14
CIK 1560293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 14, 2024, the registrant had a total of 3,136,589 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

Tenon Medical, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$9,162	$2,428
Accounts receivable, net	876	518
Inventory	607	554
Prepaid expenses and other current assets	543	389
Total current assets	11,188	3,889
Fixed assets, net	906	961
Deposits	51	51
Operating lease right-of-use asset	463	646
Deferred offering costs	431	798
TOTAL ASSETS	$13,039	$6,345

Liabilities and Stockholders’ EQUITY
Current liabilities:
Accounts payable	$1,093	$433
Accrued expenses	908	808
Current portion of accrued commissions	898	470
Current portion of operating lease liability	279	256
Convertible notes payable and accrued interest, net of debt discount of $0 and $77 at September 30, 2024 and December 31, 2023, respectively	—	1,173
Total current liabilities	3,178	3,140
Accrued commissions, net of current portion	1,454	1,999
Operating lease liability, net of current portion	216	428
Total liabilities	4,848	5,567
Commitments and contingencies (Note 8)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 4,500,000 shares authorized at September 30, 2024 and December 31, 2023; 256,968 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,300	—
Series B convertible preferred stock, $0.001 par value; 491,222 shares authorized at September 30, 2024 and December 31, 2023; 86,454 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	452	—
Common stock, $0.001 par value; 130,000,000 shares authorized at September 30, 2024 and December 31, 2023; 3,136,013 and 325,039 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	—
Additional paid-in capital	70,095	55,897
Accumulated deficit	(65,659)	(55,073)
Accumulated other comprehensive loss	—	(46)
Total stockholders’ equity	8,191	778
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,039	$6,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$887	$944	$2,507	$2,120
Cost of sales	469	409	1,149	1,438
Gross Profit	418	535	1,358	682

Operating Expenses
Research and development	657	737	2,034	2,472
Sales and marketing	1,212	1,527	4,041	5,436
General and administrative	1,764	1,649	5,876	5,360
Total Operating Expenses	3,633	3,913	11,951	13,268

Loss from Operations	(3,215)	(3,378)	(10,593)	(12,586)

Other Income (Expense)
Gain on investments	31	50	97	143
Interest expense	—	(4)	(34)	(4)
Other income (expense), net	—	—	(56)	—
Total Other Income (Expense), net	31	46	7	139
Net Loss	$(3,184)	$(3,332)	$(10,586)	$(12,447)
Net Loss Per Share of Common Stock
Basic and diluted	$(3.63)	$(11.69)	$(18.60)	$(63.18)

Weighted-Average Shares of Common Stock Outstanding
Basic and diluted	877	285	569	197

Consolidated Statements of Comprehensive Loss:
Net loss	$(3,184)	$(3,332)	$(10,586)	$(12,447)
Unrealized gain on investments	—	—	—	16
Foreign currency translation adjustment	—	(30)	46	(18)
Total comprehensive loss	$(3,184)	$(3,362)	$(10,540)	$(12,449)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tenon Medical, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Unaudited)

(In thousands, except share data)

Three months ended September 30, 2024 and 2023:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at June 30, 2024	256,968	$3,300	—	$—	472,604	$—	$60,007	$(62,475)	$—	$832
Stock-based compensation expense	—	—	—	—	—	—	910	—	—	910
Issuance of Series B preferred stock and warrants, net of issuance costs	—	—	86,454	452	—	—	37	—	—	489
Issuance of common stock, prefunded warrants, and warrants, net of issuance costs	—	—	—	—	55,000	—	3,862	—	—	3,862
Issuance of common stock upon exercise of prefunded warrants	—	—	—	—	1,167,850	1	(1)	—	—	—
Issuance of common stock and warrants under inducement agreement	—	—	—	—	1,222,850	1	4,305	—	—	4,306
Issuance of common stock upon exercise of warrants	—	—	—	—	32,266	—	812	—	—	812
Issuance of common stock, net of issuance costs	—	—	—	—	37,618	—	164	—	—	164
Issuance of common stock for reverse stock split	—	—	—	—	147,825	1	(1)	—	—	—
Net loss	—	—	—	—	—	—	—	(3,184)	—	(3,184)
Balance at September 30, 2024	256,968	$3,300	86,454	$452	3,136,013	$3	$70,095	$(65,659)	$—	$8,191

Balance at June 30, 2023	—	$—	—	$—	270,297	$—	$49,582	$(48,607)	$(72)	$903
Stock-based compensation expense	—	—	—	—	—	—	1,070	—	—	1,070
Release of restricted stock units	—	—	—	—	641	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	25,576	—	453	—	—	453
Common stock issued for services	—	—	—	—	12,364	—	289	—	—	289
Reclassification of warrant liability to equity	—	—	—	—	—	—	3,164	—	—	3,164
Other comprehensive income	—	—	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	—	—	(3,332)		(3,332)
Balance at September 30, 2023	—	$—	—	$—	308,877	$—	$54,558	$(51,939)	$(102)	$2,517

Nine months ended September 30, 2024 and 2023:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2023	—	$—	—	$—	325,039	$—	$55,897	$(55,073)	$(46)	$778
Stock-based compensation expense	—	—	—	—	—	—	2,962	—	—	2,962
Issuance of Series A preferred stock and warrants, net of issuance costs	256,968	3,300	—	—	—	—	254	—	—	3,554
Issuance of Series B preferred stock and warrants, net of issuance costs	—	—	86,454	452	—	—	37	—	—	489
Issuance of common stock, prefunded warrants, and warrants, net of issuance costs	—	—	—	—	55,000	—	3,862	—	—	3,862
Issuance of common stock upon exercise of prefunded warrants	—	—	—	—	1,167,850	1	(1)	—	—	—
Issuance of common stock and warrants under inducement agreement	—	—	—	—	1,222,850	1	4,305	—	—	4,306
Issuance of common stock upon exercise of warrants	—	—	—	—	32,266	—	812	—	—	812
Issuance of common stock, net of issuance costs	—	—	—	—	178,048	—	1,968	—	—	1,968
Release of restricted stock units	—	—	—	—	7,135	—	—	—	—	—
Issuance of common stock for reverse stock split	—	—	—	—	147,825	1	(1)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	46	46
Net loss	—	—	—	—	—	—	—	(10,586)	—	(10,586)
Balance at September 30, 2024	256,968	$3,300	86,454	$452	3,136,013	$3	$70,095	$(65,659)	$—	$8,191

Balance at December 31, 2022	—	$—	—	$—	140,460	$—	$45,844	$(39,492)	$(100)	$6,252
Stock-based compensation expense	—	—	—	—	—	—	3,164	—	—	3,164
Release of restricted stock units	—	—	—	—	5,478	—	—	—	—	—
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	125,000	—	1,644	—	—	1,644
Issuance of common stock, net of issuance costs	—	—	—	—	25,576	—	453	—	—	453
Common stock issued for services	—	—	—	—	12,364	—	289	—	—	289
Reclassification of warrant liability to equity	—	—	—	—	—	—	3,164	—	—	3,164
Other comprehensive income	—	—	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	—	—	(12,447)		(12,447)
Balance at September 30, 2023	—	$—	—	$—	308,877	$—	$54,558	$(51,939)	$(102)	$2,517

The accompanying notes are an integral part of these consolidated financial statements.

Tenon Medical, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(10,586)	$(12,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,962	3,164
Depreciation and amortization	291	106
Provision for losses on accounts receivable	46	—
Amortization of operating right-of-use asset	183	169
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(404)	(545)
Inventory	(53)	(59)
Prepaid expenses and other assets	(154)	(257)
Accounts payable	660	213
Accrued expenses	143	(81)
Operating lease liability	(189)	(168)
Net cash used in operating activities	(7,101)	(9,905)

Cash Flows from Investing Activities
Sales of short-term investments	—	6,996
Purchases of short-term investments	—	(493)
Purchases of property and equipment	(223)	(269)
Net cash (used in) provided by investing activities	(223)	6,234

Cash Flows from Financing Activities
Proceeds from issuance of Series A convertible preferred stock, net	2,437	—
Proceeds from issuance of Series B convertible preferred stock, net	489	—
Proceeds from issuance of common stock, prefunded warrants, and warrants, net	3,862	—
Proceeds from exercise of warrants under inducement agreement, net	4,306	—
Proceeds from issuance of common stock, net	2,106	453
Proceeds from issuance of common stock upon exercise of warrants	812	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	4,808
Deferred offering costs	—	(330)
Net cash provided by financing activities	14,012	4,931

Effect of foreign currency translation on cash flow	46	(18)
Net Increase in Cash and Cash Equivalents	6,734	1,242

Cash and Cash Equivalents at Beginning of Period	2,428	2,129
Cash and Cash Equivalents at End of Period	$9,162	$3,371

Supplemental Disclosures of Cash Flow Information
Non-cash investing and financing activities:
Preferred stock issued upon conversion of debt and accrued interest, net of unamortized debt issuance costs	$1,186	—
Reclassification of deferred offering costs to additional paid-in capital	$238	—
Warrant modification costs	$992	—

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

Principles of consolidation

The condensed consolidated financial statements of the Company for the three and six months ended June 30, 2023 and as of December 31, 2023 include the accounts of its wholly-owned subsidiary, Tenon Technology AG (“TTAG”), a Swiss company. All intercompany balances and transactions have been eliminated in consolidation. The financial statements of TTAG are prepared for the same reporting period as the parent, using consistent accounting policies in all material respects. In 2024, TTAG was dissolved and, as such, the financial statements for the three and nine months ended September 30, 2024 and as of September 30, 2024 only include the accounts of the Company.

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

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 included in its Annual Report on Form 10-K filed with the SEC on March 29, 2024.

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

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2024.

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

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System. Based on the Company’s expected level of revenues and expenditures, the Company believes that its existing cash and cash equivalents as of September 30, 2024 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these consolidated financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reverse Stock Splits

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

On September 6, 2024, the Company effected a 1-for-8 reverse stock split (the “2024 Reverse Stock Split”) by filing an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State. The 2024 Reverse Stock Split combined every eight shares of our common stock issued and outstanding immediately prior to effecting the 2024 Reverse Stock Split into one share of common stock. No fractional shares were issued in connection with the 2024 Reverse Stock Split.

All historical share and per share amounts reflected throughout this document have been adjusted to reflect the 2023 Reverse Stock Split and the 2024 Reverse Stock Split. The authorized number of shares and the par value per share of the Company’s common stock were not affected by the 2023 Reverse Stock Split or the 2024 Reverse Stock Split.

Notice from Nasdaq

On May 7, 2024, the Company received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between March 25, 2024 and May 6, 2024, the common stock of the Company had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until November 4, 2024 (the “Compliance Period”), to regain compliance with the Bid Price Rule. On September 9, the Company received notice from Nasdaq that it was in compliance with the Bid Price Rule as a result of the 2024 Reverse Stock Split.

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

Income Taxes

The Company accounts for income taxes utilizing ASC 740, “Income Taxes”. ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company currently has substantial net operating loss carry forwards; however, such carry forwards are likely to be limited by changes in the Company’s ownership (see Note 7). The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The Company had the following dilutive common stock equivalents as of September 30, 2024 and 2023 which were excluded from the calculation because their effect was anti-dilutive:

	September 30, 2024	September 30, 2023
Outstanding restricted stock units	16,839	11,926
Outstanding stock options	9,322	12,479
Outstanding warrants	2,728,160	251,200
Common shares convertible from preferred stock	896,661	—
Total	3,650,982	275,605

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which increases the disclosures about reportable segments including more detailed information about a reportable segment’s expenses. This guidance will be effective for the Company for the fiscal year ending December 31, 2024 and the interim periods thereafter, with early adoption permitted. The guidance will have no effect on the Company’s results of operations as the changes are disclosure related. The Company has elected not to early adopt.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires additional tax disclosures about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This guidance will be effective on a prospective basis, with the option to apply it retrospectively, for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting this new accounting guidance.

In November, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are currently evaluating the impact of adopting this new accounting guidance.

3. Fixed Assets, Net

Fixed assets, net, consisted of the following:

	September 30, 2024	December 31, 2023
Construction in progress	$638	$602
Catamaran tray sets	725	538
IT equipment	56	56
Leasehold improvements	15	15
Lab equipment	14	14
Office furniture	9	9
Fixed assets, gross	1,457	1,234
Less: accumulated depreciation	(551)	(273)
Fixed assets, net	$906	$961

Construction in progress is made up of reusable components that will become reusable Catamaran Tray Sets. Depreciation expense was approximately $105 and $46 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was approximately $278 and $106 for the nine months ended September 30, 2024 and 2023, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Accrued compensation	$482	$334
Other accrued expenses	426	474
Total accrued expenses	$908	$808

5. Debt

Convertible notes payable

In November 2023, the Company entered into Securities Purchase Agreements with certain investors (the “Investors”), pursuant to which the Company sold to the Investors a total of $1,250,000 in secured notes (the “Convertible Notes”) and warrants to purchase 5,625 shares of the Company’s common stock at an exercise price equal to $15.52 per share.

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

On February 20, 2024, the Investors agreed to a complete prepayment of the Company’s obligations under the Convertible Notes, including accrued interest, in exchange for 84,729 shares of Series A Preferred Stock and warrants to purchase 19,637 shares of our common stock at $10.164 per share and the Convertible Notes were cancelled. See Note 7.

6. Leases

In June 2021, the Company entered into a facility lease agreement for its company headquarters in Los Gatos, California. This non-cancellable operating lease expires in June 2026. Operating lease costs for the facility lease were $73 and $73 for the three months ended September 30, 2024 and 2023, respectively, and were $219 and $219 for the nine months ended September 30, 2024 and 2023, respectively.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2024	2023
Operating lease right-of-use assets	$463	$646

Operating lease liability, current	$(279)	$(256)
Operating lease liability, noncurrent	(216)	(428)
Total operating lease liabilities	$(495)	$(684)

Future maturities of operating lease liabilities as of September 30, 2024 were as follows:

2024	$77
2025	310
2026	144
Total lease payments	531
Less: imputed interest	(36)
Present value of operating lease liabilities	$495

Other information:

Cash paid for operating leases for the nine months ended September 30, 2024	$225
Cash paid for operating leases for the nine months ended September 30, 2023	$218
Remaining lease term - operating leases (in years)	1.75
Average discount rate - operating leases	8.0%

7. Stockholders’ Equity

The Company’s current Amended and Restated Certificate of Incorporation dated February 18, 2014, authorizes the issuance of 130,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share. With respect to the preferred stock, 4,500,000 shares are designated Series A Preferred Stock and 491,222 shares are designated Series B Preferred Stock.

2024 Public Offering

On September 12, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”), and a securities purchase agreement (the “Purchase Agreement”) with a single health-care focused institutional investor pursuant to which the Company agreed to issue and sell, in a “reasonable best efforts” public offering (the “Offering”), (i) 55,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”), (ii) pre-funded warrants to purchase up to 1,167,850 shares of Common Stock (the “Pre-Funded Warrants”) and (iii) warrants to purchase up to 1,222,850 shares of Common Stock at an exercise price of $3.55 per share (the “Common Warrants”) at a combined offering price of $3.68 per Share and accompanying Common Warrant, and $3.68, less $0.0001 per Pre-Funded Warrant and accompanying Common Warrant. The Common Warrants were exercisable upon issuance and will expire five years from the date of issuance.

Warrant Inducement

On September 16, 2024, the Company entered into an Inducement Letter with Armistice Capital, LLC (the “Selling Stockholder”) who held all of the Common Warrants. Pursuant to the Inducement Letter, the Selling Stockholder agreed to exercise the Common Warrants for cash at the exercise price of $3.55 per share in consideration for the Company’s agreement to issue, for an additional payment of $0.125 per New Warrant, (i) the Series A New Warrants to purchase up to an aggregate of 1,222,850 shares of Common Stock at an exercise price of $4.28 per share, which are exercisable for five years after issuance and (ii) the Series B New Warrants to purchase up to an aggregate of 1,222,850 shares of Common Stock at an exercise price of $4.28 per share, which are exercisable for three years after issuance. The Company received net proceeds of approximately $4.3 million from the exercise of the Common Warrants and the placement of the New Warrants, after deducting financial advisor fees and other transaction expenses. The warrant inducement was accounted for as a modification of the Common Warrants.

The Company estimated the fair value of the Common Warrants immediately before the modification and the fair value of the New Warrants after the modification using the Black-Scholes valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 3.4%. The incremental increase in fair value less cash received was $992 and was accounted for as an additional equity issuance cost under the warrant inducement, which was recorded to additional paid-in capital.

At-the-Market Offering Program

On May 4, 2023, the Company entered into an Equity Distribution Agreement to establish an at-the-market offering program, under which the Company may sell from time to time, at its option, shares of its common stock having an aggregate gross sales price of $5.5 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. During the nine months ended September 30, 2024, 129,199 shares of the Company’s common stock were sold under the program at a weighted-average price of $14.63 per share with aggregate proceeds, net of issuance costs, of $1,834. No shares were sold under the program during the three months ended September 30, 2024. As of the date of this report, the Company may not sell additional shares under this program.

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

During the three months ended September 30, 2024, 37,618 shares of the Company’s common stock were sold under the program at a weighted-average price of $4.56 per share with aggregate net proceeds of $164. During the nine months ended September 30, 2024, 48,849 shares of the Company’s common stock were sold under the program at a weighted-average price of $5.56 per share with aggregate net proceeds of $260.

Series A Preferred Stock

On February 20, 2024, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to sell, issue and deliver to these investors, in a private placement offering, a total of 172,239 shares of the Company’s Series A Preferred Stock and warrants (the “Series A Warrants”) to purchase 258,374 shares of Common Stock at an exercise price equal to $1.2705 per share for net proceeds of 2,437 after deducting offering costs.

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

Series B Preferred Stock

On September 5, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors, pursuant to which the Company agreed to sell, issue and deliver to the Investors, in a private placement offering, a total of 86,454 shares of the Company’s Series B Preferred Stock (the “Series B Preferred Stock”) and warrants (the “Series B Warrants”) to purchase 16,214 shares of Common Stock at an exercise price equal to $4.2756 per share for an aggregate offering price of $550,000. The Series B Warrants are immediately exercisable and expire five years from the date of issuance.

The Series B Preferred Stock is convertible, at any time, at the option of the holder into shares of Common Stock. Each share of Series B Preferred Stock shall be convertible, at any time after the date of issuance, at the option of the holder thereof (or, upon a Required Conversion (as defined below), at the option of the Corporation), into that number of shares of Common Stock determined by dividing the Stated Value (as defined below) for such share of Series B Preferred Stock by the Conversion Price (as defined below). “Stated Value” means for any share of Series B Preferred Stock, an amount equal to the product of (x) $6.3625 multiplied by (y) the sum of 1 plus the product of (A) 0.06 multiplied by (B) a fraction equal to the number of days that such share of Series B Preferred Stock has been issued divided by 365. “Conversion Price” means $5.09 per share, subject to adjustment as set forth herein. On any date that ten out the last 15 daily VWAPs of the Common Stock is 250% higher than the Conversion Price on such date, then the Company will have the right to require 50% of the Preferred Stock to be converted into shares of Common Stock. Additionally, on and after the time on which the Company has $2.25 million in revenues in any single financial quarter, the Company will have the right to require 50% of the Preferred Stock to be converted into shares of Common Stock (a “Required Conversion”). No dividends are payable on the Series B Preferred Stock. The Series B Preferred Stock will vote together with the Common Stock on all matters other than as required by law; provided however that any additional shares underlying the Series B Preferred Stock as a result of the anti-dilution provision described below shall not vote on an “as converted” basis and shall only vote when issued upon conversion. Notwithstanding the foregoing, the vote of an individual holder of Series B Preferred Stock (and underlying Common Stock) shall be capped at 9.99% (or 4.99% if selected by the holder).

The Conversion Price is subject to anti-dilution adjustment as the result of any subdivision, combination of shares or recapitalization, stock dividends, stock splits and similar transactions affecting the Common Stock. In addition, the Series B Preferred Stock will have weighted average anti-dilution protection providing for adjustment of the Conversion Price in the event of issuance of, or commitments to issue, Common Stock for less than the Conversion Price then in effect immediately prior to such issue or sale (a “Dilutive Issuance”), subject to customary exceptions; provided however the anti-dilution for Dilutive Issuances shall not be operative until the stockholders of the Company have approved the terms of the Series B Preferred Stock. Upon any liquidation or winding up of the Company (a “Liquidation”), the holders of Series B Preferred Stock will be entitled to receive in preference to any other class or series of the Company’s equity securities the greater of (i) the Stated Value plus accrued and unpaid dividends and (ii) what would be paid if the Series B Preferred Stock plus accrued and unpaid dividends had been converted into Common Stock. A consolidation or merger of the Company or sale or transfer of all or substantially all of its assets, or any transaction which results in the stockholders of the Company owning less than 50% of the equity or voting power of the surviving entity (excluding the issuance of Common Stock in any financing transaction unless more than 50% of the Company’s shares are issued to one stockholder or a number of stockholders who act as a one group) shall be deemed a Liquidation (a “Deemed Liquidation”) with respect to the shares of Series B Preferred Stock of any holder who opts to have such occurrence treated as a Deemed Liquidation; provided that if the liquidation preference payable on a Deemed Liquidation is less than 110% of the stated value of the Series B Preferred Stock, the dividend rate on any accrued and unpaid dividends payable with respect to such Deemed Liquidation will increase to 10%. All liquidation preferences payable in respect of a Deemed Liquidation will be payable in shares of Common Stock based on the closing price of the Common Stock on the date of such Deemed Liquidation. Consent of the majority of the holders will be required to (i) amend the Certificate of Incorporation or Bylaws of the Company so as to adversely alter the rights, preferences, privileges of the Series B Preferred Stock, (ii) create any new class of shares pari passu or senior to the Series B Preferred Stock or increase or decrease the number of authorized shares of Common Stock or preferred stock, (iii) pay or declare any dividend on Common Stock or other junior securities, or incur indebtedness in any single transaction in excess of $1 million or (iv) redeem, purchase or otherwise acquire any share or shares of preferred stock or Common Stock (other than (a) the repurchase of shares of Common Stock pursuant to a written benefit plan or employment or consulting agreement, or (b) the repurchase of any equity securities in connection with the Company’s right of first offer with respect to those securities contained in any written agreement with the Company)

Voting rights

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

Option Exchange

On April 8, 2024, the Company issued an offer to holders of outstanding stock options to purchase an aggregate of 11,387 shares of the Company’s common stock to exchange their options for a lesser number of new restricted stock units (“RSUs”) to be granted under the 2022 Plan upon the terms and subject to the conditions set forth in the Offer to Exchange Certain Outstanding Stock Options for Restricted Stock Units (the “Offer to Exchange”). The Offer to Exchange expired on May 6, 2024. A total of 27 eligible participants participated in the exchange. The Company accepted for exchange options to purchase an aggregate of 10,436 shares of common stock of the Company. All surrendered options were cancelled effective as of the expiration of the Option Exchange, and immediately thereafter, in exchange therefor, the Company granted a total of 5,226 new RSUs under the 2022 Plan. The incremental fair value of the new RSUs that were vested at the issuance date was $32 and was immediately expensed.

A summary of the Company’s stock option and restricted stock unit activity under its plans is as follows:

	Number of Shares Subject to Outstanding Stock Options	Weighted Average Exercise Price per Share	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2023	12,777	$340.44	9,637	$555.85
Granted	8,621	$6.89	15,059	$7.99
Released	—	—	(7,232)	$252.91
Cancelled or forfeited	(12,076)	$346.20	(625)	$23.28
Outstanding at September 30, 2024	9,322	$24.50	16,839	$215.78

The following table sets forth stock-based compensation expense recognized for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$355	$380	$1,080	$1,130
Sales and marketing	31	55	108	171
General, and administrative	524	635	1,774	1,863
Total stock-based compensation expense	$910	$1,070	$2,962	$3,164

At September 30, 2024, there were 144,196 shares available for issuance under the 2022 Plan.

Warrants

In April 2022, in association with the Company’s initial public offering, the Company granted to The Benchmark Company, LLC and Valuable Capital Limited warrants to purchase a total of 1,200 shares of Common Stock. The warrants were immediately exercisable at an exercise price of $400.00 per share and expire on the fifth anniversary of the commencement of sales under the IPO. The fair value of the warrants on the grant date was $220.00 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 62.55%, dividend yield of 0%, and risk-free interest rate of 2.92%. The Company recorded the fair value of these warrants of $264 as an issuance cost to additional paid-in capital in 2022.

In June 2023, in connection with a registered offering of stock, the Company issued warrants to purchase a total of 250,000 shares of Common Stock (the “Offering Warrants”). The Offering Warrants were exercisable upon issuance and will expire five years from the date of issuance. Per the terms of the Offering Warrants, the exercise price of the Offering Warrants reset on July 16, 2023, to $25.168 per share. The fair value of the Offering Warrants on the grant date of $3,164, or $12.64 per warrant, was calculated using a Monte-Carlo simulation to estimate the final exercise price, which is considered a Level 3 fair value measurement, using as inputs; the starting value of $24.00 per share, the Company’s VWAP on June 16; an assumed daily distribution of returns; a mean daily return of 5.18%; a short-term annual volatility of 100% and a standard deviation of 6.3%. The model used Black-Scholes to then calculate the estimated fair value of the Offering Warrants, using an estimated time to maturity of 4.9 years, a risk-free interest rate of 3.99% and a long-term volatility of 60%.

In November 2023, in connection with the issuance of the Convertible Notes, the Company issued warrants to purchase a total of 5,625 shares of Common Stock at an exercise price equal to $15.52 per share. The warrants expire five years from the issuance date. The fair value of the warrants on the grant date was $10.32 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.89%, dividend yield of 0%, and risk-free interest rate of 4.41%. The Company recorded the fair value of these warrants of approximately $58 as an issuance cost to additional paid-in capital in 2023.

On February 20, 2024, in connection with the issuance of Series A Preferred Stock, the Company issued the Series A Warrants to purchase a total of 51,937 shares of Common Stock at an exercise price equal to $4.28 per share. The Series A Warrants are immediately exercisable and expire five years from the date of issuance. The fair value of the Series A Warrants on the grant date was $4.88 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.24%, dividend yield of 0%, and risk-free interest rate of 4.3%. The Company recorded the fair value of these warrants of $254 to additional paid-in capital in 2024.

On September 5, 2024, in connection with the issuance of Series B Preferred Stock, the Company issued the Series B Warrants to purchase a total of 16,214 shares of Common Stock at an exercise price equal to $4.28 per share. The Series B Warrants are immediately exercisable and expire five years from the date of issuance. The fair value of the Series B Warrants on the grant date was $2.25 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 3.5%. The Company recorded the fair value of these warrants of $37 to additional paid-in capital in 2024.

On September 16, 2024, in connection with the Warrant Inducement agreement, the Company issued Series A New Warrants to purchase a total of 1,222,850 shares of Common Stock at an exercise price of $4.28 per share, which are exercisable for five years after issuance and Series B New Warrants to purchase a total of 1,222,850 shares of Common Stock at an exercise price of $4.28 per share, which are exercisable for three years after issuance. The fair value of the Series A New Warrants on the grant date was $5.49 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 3.4%.The fair value of the Series B New Warrants on the grant date was $4.87 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 3.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 3.4%. The Company recorded the fair value of these warrants to additional paid-in capital in 2024.

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

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement. In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company, (b) 20% of net sales of the product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The Company recorded a charge of $1,000 for the payment to the Representative in the fourth quarter of 2022 and expensed the $85 per month charges as incurred over the six-month period. For payments under clause (b) and clause (c) above, the Company estimated the fair value of the liability using level 3 hierarchy inputs based on a Monte Carlo simulation of future revenues with a 25% quarterly estimated standard deviation of growth rates and a 10% probability of dissolution, discounted at an estimated discount rate of 15.4%. Based on the Company’s fair value analysis, a total of $2,611 was charged to sales and marketing expense in the consolidated statements of operations and comprehensive loss and recorded as accrued commissions in the consolidated balance sheets. A reconciliation of the liability under clause (b) and clause (c) for the nine months ended September 30, 2024 is as follows:

Balance at January 1, 2024	$2,377
Amounts paid during 2024	(246)
Accretion	6
Balance at September 30, 2024	$2,137

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the other information set forth in our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements, which involve risks and uncertainties. As a result of many factors, including but not limited to those set forth under “Risk Factors” in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024, our actual results may differ materially from those anticipated in these forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

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

We have incurred net losses since our inception in 2012. As of September 30, 2024, we had an accumulated deficit of approximately $65.7 million. To date, we have financed our operations primarily through public equity offerings, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

Reverse Stock Splits

On November 2, 2023, we effected a 1-for-10 reverse stock split (the “2023 Reverse Stock Split”), which combined every ten shares of our common stock issued and outstanding immediately prior to effecting the 2023 Reverse Stock Split into one share of common stock. No fractional shares were issued in connection with the 2023 Reverse Stock Split.

On September 6, 2024, we effected a 1-for-8 reverse stock split (the “2024 Reverse Stock Split”), which combined every eight shares of our common stock issued and outstanding immediately prior to effecting the 2024 Reverse Stock Split into one share of common stock. No fractional shares were issued in connection with the 2024 Reverse Stock Split.

All historical share and per share amounts reflected throughout this document have been adjusted to reflect the 2023 Reverse Stock Split and the 2024 Reverse Stock Split. The authorized number of shares and the par value per share of our common stock were not affected by the 2023 Reverse Stock Split or the 2024 Reverse Stock Split.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2024	2023	2024	2023
Revenue	$887	$944	$2,507	$2,120
Cost of goods sold	469	409	1,149	1,438
Gross profit	418	535	1,358	682
Operating expenses:
Research and development	657	737	2,034	2,472
Sales and marketing	1,212	1,527	4,041	5,436
General and administrative	1,764	1,649	5,876	5,360
Total operating expenses	3,633	3,913	11,951	13,268
Loss from operations	(3,215)	(3,378)	(10,593)	(12,586)
Interest and other income (expense), net:
Gain on investments	31	50	97	143
Interest expense	—	(4)	(34)	(4)
Other income (expense)	—	—	(56)	—
Net loss	$(3,184)	$(3,332)	$(10,586)	$(12,447)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of goods sold	53	43	46	68
Gross profit	47	57	54	32
Operating expenses:
Research and development	74	78	81	117
Sales and marketing	137	162	161	256
General and administrative	199	175	234	253
Total operating expenses	410	415	477	626
Loss from operations	(362)	(358)	(423)	(594)
Interest and other income (expense), net:
Gain on investments	3	5	4	7
Interest expense	—	—	(1)	—
Other expense	—	—	(2)	—
Net loss	(359)%	(353)%	(422)%	(587)%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$887	$944	$(57)	(6)%
Cost of goods sold	469	409	60	15%
Gross profit	$418	$535	$(117)	(22)%
Gross profit percentage	47%	57%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$2,507	$2,120	$387	18%
Cost of goods sold	1,149	1,438	(289)	(20)%
Gross profit	$1,358	$682	$676	99%
Gross profit percentage	54%	32%

Revenue. The fluctuations in revenue for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was primarily due to a decrease of 15% and an increase of 5%, respectively, in the number of surgical procedures in which the Catamaran System was used. The number of procedures in the third quarter was impacted by the longer timeline of implementation, training and development of our restructured sales operation, as well as unexpected reimbursement pre-authorization impacts, leading to fewer surgeries performed during the quarter.

Cost of Goods Sold, Gross Profit, and Gross Margin. The change in cost of goods sold for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was due to a decrease of 15% and an increase of 5%, respectively, in the number of surgical procedures performed. Gross profit and gross margin percentage for the three and nine month periods ended September 30, 2024 as compared to the same periods in 2023 varied due to the absorption of production overhead costs into our standard cost, operating leverage created due to lower relative fixed costs and fluctuations in revenue associated with the fluctuations in the number of surgical procedures.

Operating Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Research and development	$657	$737	$(80)	(11)%
Sales and marketing	1,212	1,527	(315)	(21)%
General and administrative	1,764	1,649	115	7%
Total operating expenses	$3,633	$3,913	$(280)	(7)%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Research and development	$2,034	$2,472	$(438)	(18)%
Sales and marketing	4,041	5,436	(1,395)	(26)%
General and administrative	5,876	5,360	516	10%
Total operating expenses	$11,951	$13,268	$(1,317)	(10)%

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2024 decreased as compared to the same period in 2023 primarily due to decreased professional fees ($98) and stock-based compensation ($26), partially offset by increased payroll expenses ($52). Research and development expenses for the nine months ended September 30, 2024 decreased as compared to the same period in 2023 primarily due to decreased professional fees ($424), payroll expenses ($59) and stock-based compensation ($51).

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2024 decreased as compared to the same period in 2023 primarily due to SpineSource transition fees in 2023 ($203), decreased commission expense ($207) and payroll and employee expenses ($49), partially offset by increased consulting and professional fees ($128). Sales and marketing expenses for the nine months ended September 30, 2024 decreased as compared to the same period in 2023 primarily due to SpineSource transition fees in 2023 ($893), decreased payroll and employee expenses ($316), consulting and professional fees ($76) and commission expense ($54).

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2024 increased as compared to the same period in 2023 primarily due to increased payroll and employee expenses ($85), legal and professional service fees ($15), insurance costs ($35), partially offset by decreased stock-based compensation ($111). General and administrative expenses for the nine months ended September 30, 2024 increased as compared to the same period in 2023 primarily due to increased insurance costs ($226), payroll and employee expenses ($111), legal and professional service fees ($65) and bad debt expense ($46), partially offset by decreases in stock-based compensation ($89).

Gain on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments for the three and nine months ended September 30, 2024 decreased as compared to the same periods ended September 30, 2023 due to interest on our investments in money market and corporate debt securities. Interest expense for the nine months ended September 30, 2024 related to our convertible debt. Other expense, net was related to foreign exchange losses on the liquidation of our Swiss subsidiary.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $9.2 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering, additional stock offerings and the sale of our products. As of September 30, 2024, we had no outstanding debt.

As of September 30, 2024, we had an accumulated deficit of $65.7 million and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. Based upon our current operating plan, our existing cash and cash equivalents will not be sufficient to fund our operating expenses and working capital requirements through at least the next 12 months from the date these consolidated financial statements were available to be released. We plan to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues from The Catamaran System; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

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

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(7,100)	$(9,905)	$2,805	(28)%
Investing activities	(223)	6,234	(6,457)	(104)%
Financing activities	14,012	4,931	9,081	184%
Effect of foreign currency translation on cash flow	46	(18)	64	356%
Net increase in cash and cash equivalents	$6,735	$1,242	$5,493	442%

The decrease in net cash used in operating activities for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily attributable to our decreased net loss of $1.9 million, adjusted for decreases in non-cash stock-based compensation expenses ($202), in addition to increased accounts payable ($660), partially offset by increases in accounts receivable ($404).

Cash provided by investing activities for the nine months ended September 30, 2024 consisted primarily of purchases of property and equipment ($223). Cash provided by investing activities for the nine months ended September 30, 2023 consisted primarily of the net sales of short-term investments ($6,503) to fund our operations, partially offset by purchases of property and equipment ($269).

Cash provided by financing activities for the nine months ended September 30, 2024 consisted primarily of net proceeds from the issuance of common stock and warrants ($3,862), the exercise of warrants under the inducement agreement ($4,306), the issuance of Series A Convertible Preferred Stock ($2,437) and Series B Convertible Preferred Stock ($489) and from issuances of common stock ($2,106). Cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of the $4.8 million, net of relevant expenses, received from our registered offering in June 2023.

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from three other sources. Actual results could differ from these estimates under different assumptions or conditions. For the nine months ended September 30, 2024, there were no significant changes to our existing critical accounting policies from those disclosed in our 2023 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2024, and December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and Principal Accounting Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our 2023 Annual Report on Form 10-K filed with the U.S. Securities and Securities Exchange Commission (“SEC”) on March 29, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

None.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
4.1#	Certificate of Designations, filed in Delaware on September 5, 2024.

4.2#	Amendment to Certificate of Designations, filed in Delaware on September 5, 2024.

10.1##	Offer Letter dated as of August 16, 2024, issued by the Company to Kevin Williamson.

10.2#	Form of Securities Purchase Agreement.

10.3#	Form of Warrant.

10.4###	Form of Series A Warrant.

10.5###	Form of Series B Warrant.

10.6###	Inducement Letter, dated September 16, 2024.

10.7###	Financial Advisory Agreement, dated September 16, 2024.

10.8####	Form of Placement Agency Agreement.

10.9####	Form of Securities Purchase Agreement.

10.10####	Form of Pre-Funded Warrant.

10.11####	Form of Common Warrant.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and President of Tenon Medical, Inc.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer of Tenon Medical, Inc.

32.1**	Section 1350 Certification of the President and Chief Executive Officer of Tenon Medical, Inc.

32.2**	Section 1350 Certification of the Principal Accounting Officer of Tenon Medical, Inc.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Incorporated by reference in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 10, 2024.

##	Incorporated by reference in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2024.

###	Incorporated by reference in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2024.

####	Incorporated by reference in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2024.

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENON MEDICAL, INC.

Dated: November 14, 2024	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: November 14, 2024	/s/ Kevin Williamson
Kevin Williamson
Chief Financial Officer (Principal Accounting Officer)