Form 10-K
period 2024-12-31
Tenon Medical, Inc.
filed 2025-03-26
CIK 1560293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024 (the last business day of the registrant’s most recently completed second quarter) was approximately $1,830,927, which is based on a closing price per share of $4.88 on such date.

As of March 26, 2025, the registrant had a total of 5,584,965 shares of its common stock, $0.001 par value per share, outstanding.

Tenon Medical, Inc.

Annual Report on Form 10-K

For the Fiscal Year ended December 31, 2024

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

In October 2022, we received Institutional Review Board (“IRB”) approval from WCG IRB for two separate Tenon-sponsored post market clinical studies of The Catamaran System. The approval by WCG allows designated Catamaran study centers to begin recruiting and enrolling patients into the clinical studies. The first approval from WCG IRB supports a prospective, multi-center, single arm post market study that will evaluate the clinical outcomes of patients with sacroiliac joint disruptions or degenerative sacroiliitis treated with The Catamaran System. Patients will be followed out to 24 months assessing various patient reported outcomes, radiographic assessments, and adverse events. The second prospective, multi-center, Catamaran study will evaluate 6-to-12-month radiographic outcomes to assess fusion of patients that have already undergone treatment with The Catamaran System. In addition, retrospective and prospective clinical outcomes will be evaluated.

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

The Medicare 2023 national average hospital inpatient payment for SI-Joint procedures ranges from approximately $25,661 to approximately $46,437 depending on the procedural approach and the presence of Complication and Comorbidity/Major Complication and Comorbidity.

The Medicare 2023 national average hospital outpatient clinic payment is $17,756. We believe that insurer payments to facilities are generally adequate for these facilities to offer The Catamaran System procedure.

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

We provide general sales and marketing training to our independent sales representative along with comprehensive, hands-on cadaveric and dry-lab training sessions focusing on the clinical benefits of The Catamaran System and the importance of using the 2D and 3D protocols we have developed. We believe many clinicians have already been trained using one of the alternative products but have not been satisfied with the approach and technology. This provides us with an opportunity to demonstrate to an already-trained-clinician the unique attributes of The Catamaran System.

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

Regulatory Status

We have received FDA 510(k) clearance to market and sell The Catamaran System for sacroiliac joint fusion for conditions including sacroiliac joint disruptions and degenerative sacroiliitis.

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

Our development plan is to expand The Catamaran System offering by introducing a series of progressively longer pontoons so that the clinician has a full complement of sized implants to choose from depending on the patient’s anatomy. These product enhancements will enable the clinician to optimize the size of each implant to ensure full fixation based on anatomy. We believe, based on literature searches of prior SI-Joint fixation technologies, that adverse event incidence where the implant has loosened or been misplaced thereby requiring a revision surgery could reach 20%. We believe that our ability to make The Catamaran System a specifically sized fixation device will benefit many patients requiring a revision surgery.

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

Additionally, we will initiate various post marketing clinical studies in accordance with FDA cleared indications for use. Since we have already received FDA 510(k) clearance to market The Catamaran System, our clinical study activities will be focused on capturing post-market safety and efficacy data. Tenon has received IRB approval for two post-market trials, including a 50 patient, 10 center multi-center trial and a prospective CT trial to demonstrate fusion in patient who have already been treated with The Catamaran System. Clinical study endpoints may include but are not limited to; pain scoring, length of surgical procedure, blood loss, post-op pain, length of stay, duration of non-weight-bearing post-op, radiographic confirmation of fusion and surgical complication rates. Statistical analysis plans may be designed to demonstrate non-inferiority to historical control, as reported in published literature, which may be used for submission to peer reviewed articles / posters / presentations and the like.

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

As of March 26, 2025, we own eight issued U.S. utility patents, 21 pending U.S. utility patent applications, four issued foreign utility patents in Australia, Canada, Japan and Israel, and two pending foreign utility patent applications in the European Community, Brazil and Japan. We also have thirteen registered trademarks (seven U.S. and six foreign) and twelve pending trademark applications in the U.S.

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

As of March 26, 2025, we also have priority rights in and to several significant trademarks that support our products and brand, including seven registered U.S. trademarks, twelve U.S. trademark applications and six foreign trademark applications in the European Community (excluding the United Kingdom), Australia and Japan.

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

Human Capital Resources

As of March 26, 2025, we have a total of 27 employees, all of whom are full-time, and four senior consulting advisors of various specialty including product development, general administrative and accounting. None of our employees is subject to a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occur, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations, and the price of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance. You should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-K, including our financial statements and related notes, before making an investment decision. If any of the adverse developments described in the following risk factors actually occurs, our business, financial condition, or results of operations could be harmed. In that case, the trading price of our common stock could decline, and investors in our securities may lose all or part of their investment.

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

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the fiscal year ended, December 31, 2024, describing the existence of substantial doubt about our ability to continue as a going concern. Our expected future capital requirements may depend on many factors including expanding our clinician base, increasing the rate at which we train clinicians, the number of additional clinical papers initiated, and the timing and extent of spending on the development of our technology to increase our product offerings. We may need additional funding to fund our operations but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.

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

The Medicare 2023 national average hospital inpatient payment ranges from approximately $25,661 to approximately $46,437 depending on the procedural approach and the presence of Complication and Comorbidity (CC)/Major Complication and Comorbidity (MCC).

The Medicare 2023 national average hospital outpatient clinic payment is $17,756. We believe that insurer payments to facilities are generally adequate for these facilities to offer The Catamaran System. However, there can be no guarantee that these facility payments will not decline in the future. The number of procedures performed, and the prices paid for our implants may in the future decline if payments to facilities for SI-Joint fusions decline.

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

The Tax Act as modified by the CARES Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Our analysis and interpretation of this legislation is preliminary and ongoing and there may be material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect us, other changes may be beneficial. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and its potential effect on an investment in our common stock.

Risks Related to Our Intellectual Property

Our ability to protect our intellectual property and proprietary technology is uncertain.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non- disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of March 26, 2025, we owned 12 issued patents (eight domestic and four foreign), 23 pending patent applications (21 domestic and two foreign), thirteen registered trademarks (seven domestic and six foreign) and twelve pending domestic trademark applications.

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

Risks Related to the Ownership of our Common Stock and Warrants

An active trading market for our shares may not be sustained.

Although our shares are listed on The Nasdaq Stock Market LLC, the market for our shares has demonstrated varying levels of trading activity. The current level of trading may not be sustained in the future. The lack of an active market for our shares may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional intellectual property assets by using our shares as consideration.

Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock.

We may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If additional capital is raised through the sale of equity or convertible debt securities, or perceptions that those sales could occur, the issuance of these securities could result in further dilution to investors purchasing our common stock in this offering or result in downward pressure on the price of our common stock, and our ability to raise capital in the future. We currently have an equity financing facility with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we may sell up to $10 million in shares of common stock to Lincoln Park, all of which are covered by an effective registration statement that we have filed with the SEC. As of March 26, 2025, we have issued and sold 48,848 shares to Lincoln Park and may further sell approximately $9.7 million in additional shares to Lincoln Park.

We have effected one for eight and a one for ten reverse stock splits in the last two years and we may not be able to cure a Nasdaq listing deficiency if our stock price falls below $0.32 per share.

Under Nasdaq rules, a reverse stock split taken together with all other reverse stock splits that are effected in a two year period that is in excess of one for two hundred fifty (1:250) will not be accepted by Nasdaq as a method to regain compliance with the Bid Price Rule. Since November 2, 2023, we have affected two reverse stock splits which collectively are considered to have a ratio of one for eighty (1:80). Therefore, until November 3, 2025, Nasdaq will not accept additional reverse stock splits effected by us with a ratio greater than 1:3.125 as a method to regain compliance with the Bid Price Rule. Accordingly, until November 3, 2025, a reverse stock split acceptable to Nasdaq would likely not cure noncompliance with the Bid Price Rule if our stock was trading at or about $0.32 per share. If such an event were to occur, there is no certainty that any corporate action we could take or any event would occur that would result in an increase in our stock price necessary for us to regain compliance prior or allow for a reverse stock split with a ratio of 1:3.125 or less to result in compliance prior to a delisting of our common stock.

A delisting of our common stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use certain registration statements to offer and sell freely tradable securities, thereby limiting our ability to access the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

Our share price is highly volatile. During the period from January 1, 2023, to March 26, 2025 the closing price of our common stock ranged from a high of $208.80 per share to a low of $0.98 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the public offering price and you may lose some or all of your investment.

Our Series A Preferred Stock and Series B Preferred Stock rank senior to our common stock.

Our Series A Preferred Stock and Series B Preferred Stock rank, with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of our company, and redemption rights, senior to our common stock and each other class or series of securities now existing or hereafter authorized classified or reclassified, the terms of which do not expressly provide that such class or series ranks on a parity basis with or senior to the Series A Preferred Stock and Series B Preferred Stock as to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of our company, and redemption rights.

Conversion of Series A Preferred Stock, the Series B Preferred Stock or the exercise of the Tradeable Warrants, Note Warrants, the Series A Warrants, the Series B Warrants, the New Warrants may cause significant dilution to our stockholders.

As of March 26, 2025, we have issued 256,968 shares of Series A Preferred Stock, which are convertible into 788,587 shares of common stock; 86,454 shares of Series B Preferred Stock, which are convertible into 108,074 shares of common stock; Tradeable Warrants with 250,000 underlying shares of common stock; Note Warrants with 5,625 underlying shares of common stock; Series A Warrants with 48,187 underlying shares of common stock, Series B Warrants with 16,214 underlying shares of common stock and New Warrants with 3,668,550 underlying shares of common stock. The issuance of shares of common stock upon the conversion of such shares of preferred stock or exercise of any of such warrants would dilute the percentage ownership interest of holders of our common stock, dilute the book value per share of our common stock, and increase the number of our publicly traded shares, which could further depress the market price of our common stock.

In addition, the Series A Warrants, Series B Warrants and the Note Warrants contain weighted average anti-dilution provisions which, subject to limited exceptions, would increase the number of shares issuable upon exercise of such securities (by reducing the exercise price) in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at a price per share lower than the exercise price then in effect.

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

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition, or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to our report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

At present, management has identified a material weakness due to lack of segregation of duties. The lack of segregation of duties existed as a result of our having no employees until June 2021. Management has taken steps to remedy this deficiency by its hiring of a Chief Financial Officer, a director of SEC reporting and compliance, a senior accountant, a cost accountant and external financial consultants, and plans to continue to add additional resources, technology and headcount as warranted by our growth. We are in the process of putting proper policies and procedures in place to ensure that proper documentation is established and maintained for transactions that we enter into. On May 20, 2024, it was announced that our Chief Financial Officer was retiring effective July 31, 2024 while continuing to assist us as Chief Financial Officer Advisor. On August 27, 2024, we announced the hiring of our new Chief Financial Officer, effective September 3, 2024.

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

None.

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

Holders

As of March 26, 2025, we have issued and outstanding 5,584,965 shares of common stock issued and outstanding held by 61 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

We also have outstanding as of March 26, 2025:

●	2,445,700 shares of our common stock issuable pursuant to the exercise of our Series C-1 Warrants at $1.25 per share;

●	1,222,850 shares of our common stock issuable pursuant to the exercise of our Series C-2 Warrants at $1.25 per share;

●	788,587 shares of our common stock issuable pursuant to conversion of our Series A Preferred Stock;

●	108,074 shares of our common stock issuable pursuant to conversion of our Series B Preferred Stock;

●	48,187 shares of our common stock issuable upon the exercise of warrants issued to investors of our Series A Preferred Stock at $4.28 per share;

●	16,214 shares of our common stock issuable upon the exercise of warrants issued to investors of our Series B Preferred Stock at $4.28 per share;

●	5,625 shares of our common stock issuable upon the exercise of warrants issued to investors in our November 2023 private placement at $15.52 per share;

●	207,484 shares of our common stock issuable upon the exercise of warrants issued to investors in our June 2023 public offering at $25.168 per share;

●	1,200 shares of our common stock issuable upon the exercise of warrants issued to the underwriters in our initial public offering that closed on April 29, 2022 at $400.00 per share; and

●	31,546 shares of our common stock issuable pursuant to options and restricted stock units granted pursuant to our equity incentive plan.

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

Recent Sales of Unregistered Securities

Set forth below is information as to all of our equity securities sold by us during our fiscal year ended December 31, 2024, which was not registered under the Securities Act of 1933, as amended.

(a) Issuance of Capital Stock.

None.

(b) Option Grants.

None.

(c) Warrants.

None.

(d) Issuance of Notes.

None.

Securities Authorized for Issuance under Equity Compensation Plans

In January and February 2022, our Board and our shareholders approved our 2022 Equity Incentive Plan (the “2022 Plan,” together with the 2012 Plan, the “Plans”). The 2022 Plan governs equity awards to our employees, directors, officers, consultants and other eligible participants. Initially, the maximum number of shares of our common stock that may be subject to awards under the 2022 Plan is equal to (i) 20,000 plus (ii) the lesser of (a) 75,000 shares of our common stock and (b) the number of shares of our common stock subject to awards granted under the 2012 Plan that after the 2012 Plan is terminated are canceled, expired or otherwise terminated without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest. The maximum number of shares that are subject to awards under the 2022 Plan is subject to an annual increase equal to the lesser of (i) 13,750 shares of our common stock, (ii) a number of shares of our common stock equal to 4% of the prior year’s maximum number and (iii) such number of shares of our common stock as determined by the 2022 Plan administrator. On July 23, 2024, at our annual meeting, our stockholders voted to amend the 2022 Plan to increase the number of shares reserved for issuance under the 2022 Plan by 137,500 shares.

The types of awards permitted under the Plans include nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify.

The Board has the power to amend, suspend or terminate the Plans without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year.

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	31,546	$20.79	135,971
Equity compensation plans not approved by security holders	—	$—	—
Total	31,546	$20.79	135,971

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

We have incurred net losses since our inception in 2012. As of December 31, 2024, we had an accumulated deficit of approximately $68.7 million. To date, we have financed our operations primarily through public equity offerings, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

Reverse Stock Splits

On November 2, 2023, we effected a 1-for-10 reverse stock split (the “2023 Reverse Stock Split”) by filing an amendment to our Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State. The 2023 Reverse Stock Split combined every ten shares of our common stock issued and outstanding immediately prior to effecting the 2023 Reverse Stock Split into one share of common stock. No fractional shares were issued in connection with the 2023 Reverse Stock Split.

On September 6, 2024, we effected a 1-for-8 reverse stock split (the “2024 Reverse Stock Split”) by filing an amendment to the our Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State. The 2024 Reverse Stock Split combined every eight shares of our common stock issued and outstanding immediately prior to effecting the 2024 Reverse Stock Split into one share of common stock. No fractional shares were issued in connection with the 2024 Reverse Stock Split.

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

We generate our revenue from the sale of products to hospitals or medical facilities where our products are delivered in advance of a procedure. The performance obligation is the delivery of the products along with the completion of the surgery and therefore, revenue is recognized upon delivery to the customers and completion of the surgery, net of rebates and price discounts. We account for rebates and price discounts as a reduction to revenue. Sales prices are specified prior to the transfer of control to the customer, via either the customer contract, agreed price list, purchase order, or written communication with the customer. For direct sales to end-user customers, our standard payment terms are generally net 30 days.

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

We recognize compensation costs related to stock-based awards granted to employees, directors, and consultants, including restricted stock units and stock options, based on the estimated fair value of the awards on the date of grant. For restricted stock units, we estimate grant date fair value based on the closing market price on the date of grant. For stock options, we estimate the grant date fair value using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

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

Financial Operations Overview

Revenue

We derive substantially all our revenue from sales of The Catamaran System to a limited number of clinicians. Revenue from sales of The Catamaran System fluctuates based on volume of cases (procedures performed), discounts, rebates, and the number of implants used for a particular patient. Similar to other orthopedic companies, our revenue can also fluctuate from quarter to quarter due to a variety of factors, including reimbursement, changes in independent sales representatives and physician activities.

Cost of Goods Sold, Gross Profit, and Gross Margin

We utilize contract manufacturers for production of The Catamaran System implants and Catamaran Tray Sets. Cost of goods sold consists primarily of costs of the components of The Catamaran System implants and instruments, overhead related to operation personnel and facility costs, quality inspection, packaging, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. We anticipate that certain of our cost of goods sold will increase in absolute dollars as case levels increase.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries, commissions, stock-based compensation expense and travel and entertainment expenses of our sales and market personnel along with commissions paid to our independent distributors. We expect our sales and marketing expenses to increase in absolute dollars with the increased sales of The Catamaran System resulting in higher commissions and salaries, increased clinician and sales representative training, and the cost to complete our clinical study to gain wider clinician adoption of The Catamaran System. Our sales and marketing expenses may fluctuate from period to period due to the timing of sales and marketing activities related to the commercial activity of our product.

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

Other Income (Expense), Net

Other income and expenses have not been significant to date.

Results of Operations (in thousands, except percentages)

	Years Ended December 31,
Consolidated Statements of Operations Data in Dollars:	2024	2023
Revenue	$3,277	$2,928
Cost of goods sold	1,566	1,687
Gross profit	1,711	1,241
Operating expenses:
Research and development	2,603	3,163
Sales and marketing	5,109	6,778
General and administrative	7,765	7,027
Total operating expenses	15,477	16,968
Loss from operations	(13,766)	(15,727)
Interest and other income (expense), net:
Gain on investments	183	167
Interest expense	(34)	(21)
Other expense	(56)	—
Net loss	$(13,673)	$(15,581)

	Years Ended December 31,
Consolidated Statements of Operations Data as a Percent of Revenue:	2024	2023
Revenue	100%	100%
Cost of goods sold	48	58
Gross profit	52	42
Operating expenses:
Research and development	79	108
Sales and marketing	156	231
General and administrative	237	240
Total operating expenses	472	580
Loss from operations	(420)	(537)
Interest and other income (expense), net:
Gain on investments	6	6
Interest expense	(1)	(1)
Other expense	(2)	—
Net loss	(417)%	(532)%

Comparison of the years ended December 31, 2024 and 2023 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Years Ended December 31,
	2024	2023	$ Change	% Change
Revenue	$3,277	$2,928	$349	12%
Cost of goods sold	1,566	1,687	(121)	(7)%
Gross profit	$1,711	$1,241	$470	38%
Gross profit percentage	52%	42%

Revenue. The increase in revenue for the year ended December 31, 2024 as compared to 2023 was primarily due to an increase in revenue per surgical procedure on a 0% change in the number of surgical procedures in which The Catamaran System was used.

Cost of Goods Sold, Gross Profit, and Gross Margin. The change in cost of goods sold for the year ended December 31, 2024 as compared to 2023 was due to the absorption of production overhead costs into our standard cost and operating leverage created due to lower relative fixed costs.

Operating Expenses

	Years Ended December 31,
	2024	2023	$ Change	% Change
Research and development	$2,603	$3,163	$(560)	(18)%
Sales and marketing	5,109	6,778	(1,669)	(25)%
General and administrative	7,765	7,027	738	11%
Total operating expenses	$15,477	$16,968	$(1,491)	(9)%

Research and Development Expenses. Research and development expenses for the year ended December 31, 2024 decreased as compared to 2023 primarily due to decreased professional fees ($528), stock-based compensation ($73) and payroll expenses ($39) as we move our focus from research to sustaining our Catamaran portfolio.

Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2024 decreased as compared to 2023 primarily due to SpineSource transition fees in 2023 ($932), decreased payroll and employee expenses ($499), and consulting and professional fees ($178), partially offset by increased commission expense ($21) due to restructuring of our sales operations.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2024 increased as compared to 2023 primarily due to increased insurance costs ($331), legal and professional service fees ($289), payroll and employee expenses ($146), and bad debt expense ($41), partially offset by decreases in stock-based compensation ($147) due to continued operating expenses.

Gain on Investments, Interest Expense and Other Expense, Net

	Years Ended December 31,
	2024	2023	$ Change	% Change
Gain on investments	$183	$167	$16	10%
Interest expense	(34)	(21)	(13)	62%
Other expense, net	(56)	—	(56)
Total operating expenses	$93	$146	$(53)

Gain on Investments. Gain on investments for the year ended December 31, 2024 increased as compared to 2023 due to interest on our higher amounts of investments in money market and corporate debt securities.

Interest Expense. Interest expense for the year ended December 31, 2024 increased as compared to 2023 primarily due to the convertible debt.

Other Expense, Net. Other expense, net for the year ended December 31, 2024 was related to foreign exchange losses on the liquidation of our Swiss subsidiary.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $6.5 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering, additional stock offerings and the sale of our products. As of December 31, 2024, we had no outstanding debt.

In March 2025, we raised net proceeds of $2.7 million from the exercise of warrants under an inducement agreement. Under the inducement agreement, the holder of the existing warrants to purchase an aggregate of 2,445,700 agreed to exercise the warrants at a reduced exercise price of $1.25 per share in consideration for our agreement to issue new unregistered five-year warrants to purchase up to an aggregate of 2,445,700 shares of common stock at an exercise price of $1.25 per share and new unregistered three-year warrants to purchase up to an aggregate of 1,222,850 shares of common stock at an exercise price of $1.25 per share.

On March 25, 2025, we entered into a securities purchase agreement for the issuance of 733,500 shares of our common stock (or common stock equivalents in lieu thereof) in a registered direct offering at a purchase price of $2.00 per share. In a concurrent private placement, we also agreed to issue to the same investor warrants to purchase up to 733,500 shares of our common stock at an exercise price of $2.00 per share, which will be exercisable immediately, and will expire five years following the date of issuance. Pursuant to the agreements, we received proceeds, net of financial advisor fees and other transaction expenses, of $1,234.

Also on March 25, 2025, we entered into a securities purchase agreement for the issuance of 1,271,500 shares of our common stock (or common stock equivalents in lieu thereof) in a registered direct offering at a purchase price of $2.00 per share. In a concurrent private placement, we also agreed to issue to the same investor warrants to purchase up to 1,271,500 shares of our common stock at an exercise price of $2.00 per share, which will be exercisable immediately, and will expire five years following the date of issuance. Pursuant to the agreements, we received proceeds, net of financial advisor fees and other transaction expenses, of $2,290.

As of December 31, 2024, we had an accumulated deficit of $68.7 million and we expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. Based upon our current operating plan, our existing cash and cash equivalents will not be sufficient to fund our operating expenses and working capital requirements through at least the next 12 months from the date these consolidated financial statements were available to be released. We plan to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues from The Catamaran System; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

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

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years Ended December 31,
	2024	2023	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(9,878)	$(12,183)	$2,305	19%
Investing activities	(186)	6,142	(6,328)	(103)%
Financing activities	14,125	6,302	7,823	124%
Effect of foreign currency translation on cash flow	46	38	8	21%
Net increase in cash and cash equivalents	$4,107	$299	$3,808	1274%

The decrease in net cash used in operating activities for the year ended December 31, 2024 as compared to 2023 was primarily attributable to our decreased net loss ($1,908) and decreased prepaid expenses ($484) and increased depreciation and amortization ($209), partially offset increases in accounts receivable ($96) and decreases in non-cash stock-based compensation expenses ($300).

Cash used in investing activities for the year ended December 31, 2024 related to purchases of property and equipment ($186). Cash provided by investing activities for the year ended December 31, 2023 consisted primarily of the net sales of short-term investments ($6,503) to fund operations, partially offset by purchases of property and equipment ($361) as we acquired the components for our surgical tray sets.

Cash provided by financing activities for the year ended December 31, 2024 consisted primarily of net proceeds from the issuance of common stock and warrants ($3,846), the exercise of warrants under the inducement agreement ($4,306), the issuance of Series A Convertible Preferred Stock ($2,567) and Series B Convertible Preferred Stock ($489) and from issuances of common stock ($2,105). Cash provided by financing activities for the year ended December 31, 2023 consisted of the net proceeds received from our offerings of stock in 2023 ($5,303) in addition to proceeds from the issuance of the Convertible Notes ($1,250).

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tenon Medical, Inc.

Consolidated Financial Statements

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Tenon Medical, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tenon Medical, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Irvine, California

March 26, 2025

Tenon Medical, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$6,535	$2,428
Accounts receivable, net	863	518
Inventory, net	606	554
Prepaid expenses and other current assets	206	389
Total current assets	8,210	3,889
Property and equipment, net	752	961
Deposits	51	51
Operating lease right-of-use asset	399	646
Deferred offering costs	431	798
TOTAL ASSETS	$9,843	$6,345

Liabilities and Stockholders’ EQUITY
Current liabilities:
Accounts payable	$369	$433
Accrued expenses	910	808
Current portion of accrued commissions	303	470
Current portion of operating lease liability	287	256
Convertible notes payable and accrued interest, net of debt discount of $0 and $77 at December 31, 2024 and 2023, respectively	—	1,173
Total current liabilities	1,869	3,140
Accrued commissions, net of current portion	1,862	1,999
Operating lease liability, net of current portion	141	428
Total liabilities	3,872	5,567

Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 4,500,000 shares authorized at December 31, 2024 and 2023; 256,968 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	3,300	—
Series B convertible preferred stock, $0.001 par value; 491,222 shares authorized at December 31, 2024 and 2023; 86,454 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	452	—
Common stock, $0.001 par value; 130,000,000 shares authorized at December 31, 2024 and 2023; 3,138,804 and 325,039 shares issued and outstanding at December 31, 2024 and 2023, respectively	3	—
Additional paid-in capital	70,962	55,897
Accumulated deficit	(68,746)	(55,073)
Accumulated other comprehensive loss	—	(46)
Total stockholders’ equity	5,971	778
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,843	$6,345

The accompanying notes are an integral part of these consolidated financial statements.

See Report of Independent Registered Public Accounting Firm.

Tenon Medical, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Years Ended December 31,
	2024	2023
Revenue	$3,277	$2,928
Cost of sales	1,566	1,687
Gross Profit	1,711	1,241

Operating Expenses
General and administrative	7,765	7,027
Sales and marketing	5,109	6,778
Research and development	2,603	3,163
Total Operating Expenses	15,477	16,968

Loss from Operations	(13,766)	(15,727)

Other Income (Expense)
Gain on investments	183	167
Interest expense	(34)	(21)
Other expense, net	(56)	—
Total Other Income (Expense), net	93	146
Net Loss	$(13,673)	$(15,581)
Net Loss Per Share of Common Stock
Basic and diluted	$(11.26)	$(68.64)

Weighted-Average Shares of Common Stock Outstanding
Basic and diluted	1,214	227

Consolidated Statements of Comprehensive Loss:
Net loss	$(13,673)	$(15,581)
Unrealized loss on investments	—	16
Foreign currency translation adjustment	46	38
Total Comprehensive Loss	$(13,627)	$(15,527)

The accompanying notes are an integral part of these consolidated financial statements.

See Report of Independent Registered Public Accounting Firm.

Tenon Medical, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2022	—	$—	—	$—	140,460	$—	$45,844	$(39,492)	$(100)	$6,252
Stock-based compensation expense	—	—	—	—	—	—	4,145			4,145
Release of restricted stock units	—	—	—	—	7,650	—	—			—
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	125,000	—	4,808			4,808
Issuance of common stock, net of issuance costs	—	—	—	—	29,013	—	495			495
Common stock issued for services	—	—	—	—	12,364	—	289			289
Issuance of common stock upon exercise of warrants	—	—	—	—	10,250	—	258			258
Warrants issued in connection with convertible debt	—	—	—	—	—	—	58			58
Shares issued for reverse stock split	—	—	—	—	303	—	—			—
Other comprehensive income	—	—	—	—	—	—	—		54	54
Net loss	—	—	—	—	—	—	—	(15,581)		(15,581)
Balance at December 31, 2023	—	—	—	—	325,039	—	55,897	(55,073)	(46)	778
Stock-based compensation expense	—	—	—	—	—	—	3,845			3,845
Release of restricted stock units	—	—	—	—	9,926	—	—			—
Issuance of Series A preferred stock and warrants, net of issuance costs	256,968	3,300	—	—	—	—	254	—	—	3,554
Issuance of Series B preferred stock and warrants, net of issuance costs	—	—	86,454	452	—	—	37	—	—	489
Issuance of common stock, prefunded warrants, and warrants, net of issuance costs	—	—	—	—	55,000	—	3,846	—	—	3,846
Issuance of common stock upon exercise of prefunded warrants	—	—	—	—	1,167,850	1	(1)	—	—	—
Issuance of common stock and warrants under inducement agreement, net of issuance costs	—	—	—	—	1,222,850	1	4,305	—	—	4,306
Issuance of common stock upon exercise of warrants	—	—	—	—	32,266	—	812	—	—	812
Issuance of common stock, net of issuance costs	—	—	—	—	178,048	—	1,968	—	—	1,968
Issuance of common stock for reverse stock split	—	—	—	—	147,825	1	(1)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	46	46
Net loss	—	—	—	—	—	—	—	(13,673)		(13,673)
Balance at December 31, 2024	256,968	$3,300	86,454	$452	3,138,804	$3	$70,962	$(68,746)	$—	$5,971

The accompanying notes are an integral part of these consolidated financial statements.

See Reports of Independent Registered Public Accounting Firms.

Tenon Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(13,673)	$(15,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,845	4,145
Depreciation and amortization	408	199
Provision for losses on accounts receivable	41	—
Amortization of operating right-of-use asset	247	227
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(386)	(290)
Inventory	(52)	(139)
Prepaid expenses and other assets	183	(301)
Accounts payable	(64)	(117)
Accrued expenses	(171)	(99)
Operating lease liability	(256)	(227)
Net cash used in operating activities	(9,878)	(12,183)

Cash Flows from Investing Activities
Sales of short-term investments	—	6,996
Purchases of short-term investments	—	(493)
Purchases of property and equipment	(186)	(361)
Net cash (used in) provided by investing activities	(186)	6,142

Cash Flows from Financing Activities
Gross proceeds from issuance of Series A convertible preferred stock	2,605	—
Gross proceeds from issuance of Series B convertible preferred stock	550	—
Gross proceeds from issuance of common stock, prefunded warrants, and warrants	4,500	—
Gross proceeds from exercise of warrants under inducement agreement	4,648	—
Gross proceeds from issuance of common stock and warrants	—	4,808
Gross proceeds from issuance of common stock	2,106	495
Gross proceeds from issuance of convertible notes payable	—	1,250
Gross proceeds from exercise of warrants	812	258
Offering costs	(1,096)	(509)
Net cash provided by financing activities	14,125	6,302

Effect of foreign currency translation on cash flow	46	38
Net Increase in Cash and Cash Equivalents	4,107	299

Cash and Cash Equivalents at Beginning of Year	2,428	2,129
Cash and Cash Equivalents at End of Year	$6,535	$2,428

Cash at End of Year	$6,535	$2,428
Cash Equivalents at End of Year	$—	$—

Supplemental Disclosures of Cash Flow Information
Non-cash investment and financing activities:
Preferred stock issued upon conversion of debt and accrued interest, net of unamortized debt issuance costs	$1,186	$—
Reclassification of deferred offering costs to additional paid-in capital	$367	$—
Warrant modification costs	$992	$—

The accompanying notes are an integral part of these consolidated financial statements.

See Report of Independent Registered Public Accounting Firm.

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

Basis of consolidation

The consolidated financial statements of the Company for the year ended December 31, 2023 include the accounts of its wholly-owned subsidiary, Tenon Technology AG (“TTAG”), a Swiss company. All intercompany balances and transactions have been eliminated in consolidation. The financial statements of TTAG are prepared for the same reporting period as the parent, using consistent accounting policies in all material respects. In 2024, TTAG was dissolved and, as such, the financial statements for the year ended December 31, 2024 only include the accounts of the Company since the date of dissolution. TTAG had no substantial operations.

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

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System. Based on the Company’s expected level of revenues and expenditures, the Company believes that its existing cash and cash equivalents as of December 31, 2024 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these consolidated financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations (see Note 13). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Segments

The Company operates in one business segment. Although the Company’s Swiss subsidiary is located in a different geographical area, management uses one measurement of profitability and does not segregate its business for internal reporting. See Note 12.

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

Accounts receivable and expected credit losses

Accounts receivable are derived from products delivered to customers and are stated at their net realizable value. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. In determining the amount of the allowance, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and the Company assesses current economic trends that might impact the level of credit losses in the future. Historically, the Company has had no significant write-offs of accounts receivable. However, since the Company cannot reliably predict future changes in the financial stability of its customers, it cannot guarantee that its allowances will continue to be adequate. If actual credit losses are significantly greater than the allowance, the Company would increase its general and administrative expenses and increase its reported net losses. The Company’s allowance for expected credit losses was $41 and $0 at December 31, 2024 and 2023, respectively.

Inventory

Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. The excess and obsolete inventory is estimated based on quantities on hand, expectations of future demand and market conditions. Inventory write-downs are charged to cost of goods sold. As of December 31, 2024 and 2023, inventory consisted of finished goods and raw materials.

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking, and accounting fees relating to the Company’s future offerings, are capitalized, and are offset against proceeds received upon the effectiveness of the offering or the closing of an equity transaction. In the event an anticipated offering is terminated, deferred offering costs will be expensed.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Equipment, computers, software, and furniture and fixtures are depreciated over periods ranging from three to seven years, and leasehold improvements over the shorter of the lease term or the life of the asset. Construction in progress pertains to the cost of individual components of a custom instrument set used for surgical placement of the Company’s products that have not yet been placed into service. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments.

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

Leases are classified as either finance leases or operating leases based on criteria in accordance with Accounting Standards Codification (“ASC”) 842, Leases. The Company’s facility lease is classified as an operating lease. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease’s commencement date based on the present value of lease payments over the lease term. When a lease did not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of 12 months or less. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses in the consolidated statements of operations and comprehensive loss.

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

Fair value measurements

In accordance with ASC 820, Fair Value Measurement, fair value is the price that would be received from selling an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Income taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. Under this method, the Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, the Company is unable, at this time, to support the determination that it is more likely than not that its deferred tax assets will be utilized in the future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2024 and 2023. The Company intends to maintain valuation allowances until sufficient evidence exists to support its reversal.

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

The Company generates revenue from the sale of products to hospitals or medical facilities where its products are delivered in advance of a procedure. The performance obligation is the delivery of the products along with the completion of the surgery and therefore, revenue is recognized upon delivery to the customers and completion of the surgery, net of rebates and price discounts. The Company accounts for rebates and price discounts as a reduction to revenue. Sales prices are specified prior to the transfer of control to the customer, via either the customer contract, agreed price list, purchase order, or written communication with the customer. For direct sales to end-user customers, the Company’s standard payment terms are generally net 30 days.

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

Payments received prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the consolidated balance sheets. As of December 31, 2024 and 2023, there were no remaining performance obligations that would give rise to deferred revenue.

Except as described in Note 9, sales commissions are recorded in sales and marketing expenses during the same period as the corresponding revenues.

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

The Company recognizes compensation costs related to stock-based awards granted to employees, directors, and consultants, including restricted stock units and stock options, based on the estimated fair value of the awards on the date of grant. For restricted stock units, the Company estimates grant date fair value based on the closing market price on the date of grant. For stock options, the company estimates the grant date fair value using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method as the Company does not have significant stock option exercises in its history. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

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

The Company accounts for forfeitures as they occur.

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

When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long-term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ equity as accumulated other comprehensive loss or income. When intercompany transactions are deemed to be of a short-term nature, translation adjustments are required to be included in the consolidated statements of operations.

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

The Company had the following dilutive common stock equivalents as of December 31, 2024 and 2023 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2024	2023
Outstanding restricted stock units	20,224	9,615
Outstanding stock options	11,322	12,761
Outstanding warrants	2,728,160	240,950
Outstanding Convertible Preferred Shares	896,661	—
Total	3,565,367	263,326

Adoption of New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which increases the disclosures about reportable segments including more detailed information about a reportable segment’s expenses. This guidance is effective for the Company for the fiscal year ended December 31, 2024 and the interim periods thereafter. Adoption of this guidance had no effect on the Company’s results of operations, as the changes are disclosure related. See Note 12.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires additional tax disclosures about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This guidance will be effective on a prospective basis, with the option to apply it retrospectively, for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting this new accounting guidance.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are currently evaluating the impact of adopting this new accounting guidance.

3.  Inventory, net

Inventory, net of reserves, consisted of the following:

	December 31, 2024	December 31, 2023
Raw materials	$21	$22
Finished goods	585	532
Inventory	$606	$554

4.  Propety and Equipment, net

Property and equipment, net, consisted of the following:

	December 31, 2024	December 31, 2023
Construction in progress	$541	$602
Catamaran tray sets	785	538
IT equipment	56	56
Leasehold improvements	15	15
Lab equipment	14	14
Office furniture	9	9
Property and equipment, gross	1,420	1,234
Less: accumulated depreciation	(668)	(273)
Property and equipment, net	$752	$961

Construction in progress is made up of reusable components that are intended to be assembled into Catamaran Tray Sets. Depreciation expense was approximately $395 and $193 for the years ended December 31, 2024 and 2023, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2024	December 31, 2023
Accrued compensation	$416	$334
Accrued professional services fees	271	244
Other accrued expenses	223	230
Total accrued expenses	$910	$808

6. Debt

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

On February 20, 2024, the Investors agreed to a complete prepayment of the Company’s obligations under the Convertible Notes, including accrued interest, in exchange for 84,729 shares of Series A Preferred Stock and warrants to purchase 19,637 shares of our common stock at $10.164 per share and the Convertible Notes were cancelled. See Note 8.

7. Leases

In June 2021, the Company entered into a facility lease agreement for its company headquarters in Los Gatos, California. This non-cancellable operating lease expires in June 2026. Operating lease costs for the facility lease were $292 and $292 for the years ended December 31, 2024 and 2023, respectively.

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2024	2023
Operating lease right-of-use asset	$399	$646

Operating lease liability, current	$(287)	$(256)
Operating lease liability, noncurrent	(141)	(428)
Total operating lease liabilities	$(428)	$(684)

Future maturities of operating lease liabilities as of December 31, 2024 were as follows:

2025	$311
2026	144
Total lease payments	455
Less: imputed interest	(27)
Present value of operating lease liabilities	$428

Other information:

Cash paid for operating leases for the year ended December 31, 2024	$301
Cash paid for operating leases for the year ended December 31, 2023	$293
Remaining lease term - operating leases (in years)	1.50
Average discount rate - operating leases	8.0%

8. Stockholders’ Equity

The Company’s current Amended and Restated Certificate of Incorporation dated February 18, 2014 authorizes the issuance of 130,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share. With respect to the preferred stock, 4,500,000 shares are designated Series A Preferred Stock and 491,222 shares are designated Series B Preferred Stock.

At-the-Market Offering Program

On May 4, 2023, the Company entered into an Equity Distribution Agreement to establish an at-the-market offering program, under which the Company may sell from time to time, at its option, shares of its common stock having an aggregate gross sales price of $5.5 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. During the year ended December 31, 2023, 29,013 shares of the Company’s common stock were sold under the program at a weighted-average price of $18.16 per share with aggregate net proceeds of $495. During the year ended December 31, 2024, 129,199 shares of the Company’s common stock were sold under the program at a weighted-average price of $14.63 per share with aggregate proceeds, net of issuance costs, of $1,709.

2023 Registered Offering

On June 16, 2023, the Company closed the Registered Offering of a total of 1,000,000 units (the “Units”) for proceeds, net of issuance costs, of $4,808, with each Unit consisting of (i) one share of the Company’s common stock, and (ii) two warrants, each warrant to purchase one share of the Company’s common stock at an exercise price equal to $44.80 per share (the “Offering Warrants”). The Offering Warrants were exercisable upon issuance and will expire five years from the date of issuance. Per the terms of the Offering Warrants, the exercise price reset on July 16, 2023 to $25.168 per share.

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

During the year ended December 31, 2024, 48,849 shares of the Company’s common stock were sold under the program at a weighted-average price of $5.56 per share with aggregate net proceeds of $260.

Series A Preferred Stock

On February 20, 2024, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to sell, issue and deliver to these investors, in a private placement offering, a total of 172,239 shares of the Company’s Series A Preferred Stock and warrants (the “Series A Warrants”) to purchase 258,374 shares of Common Stock at an exercise price equal to $1.2705 per share for net proceeds of $2,437 after deducting offering costs.

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

The Conversion Price is subject to anti-dilution adjustment as the result of any subdivision, combination of shares or recapitalization, stock dividends, stock splits and similar transactions affecting the Common Stock. In addition, the Series A Preferred Stock will have weighted average anti-dilution protection providing for adjustment of the Conversion Price in the event of issuance of, or commitments to issue, Common Stock for less than the Conversion Price then in effect immediately prior to such issue or sale (a “Dilutive Issuance”), subject to customary exceptions; provided however the anti-dilution for Dilutive Issuances shall not be operative until the stockholders of the Company have approved the terms of the Series A Preferred Stock, which approval was granted at the annual shareholder meeting on July 23, 2024. Upon any liquidation or winding up of the Company (a “Liquidation”), the holders of Series A Preferred Stock will be entitled to receive in preference to any other class or series of the Company’s equity securities the greater of (i) the Stated Value plus accrued and unpaid dividends and (ii) what would be paid if the Series A Preferred Stock plus accrued and unpaid dividends had been converted into Common Stock. A consolidation or merger of the Company or sale or transfer of all or substantially all of its assets, or any transaction which results in the stockholders of the Company owning less than 50% of the equity or voting power of the surviving entity (excluding the issuance of Common Stock in any financing transaction unless more than 50% of the Company’s shares are issued to one stockholder or a number of stockholders who act as a one group) shall be deemed a Liquidation (a “Deemed Liquidation”) with respect to the shares of Series A Preferred Stock of any holder who opts to have such occurrence treated as a Deemed Liquidation; provided that if the liquidation preference payable on a Deemed Liquidation is less than 110% of the stated value of the Series A Preferred Stock, the dividend rate on any accrued and unpaid dividends payable with respect to such Deemed Liquidation will increase to 10%. All liquidation preferences payable in respect of a Deemed Liquidation will be payable in shares of Common Stock based on the closing price of the Common Stock on the date of such Deemed Liquidation. Consent of the majority of the holders will be required to (i) amend the Certificate of Incorporation or Bylaws of the Company so as to adversely alter the rights, preferences, privileges of the Series A Preferred Stock, (ii) create any new class of shares pari passu or senior to the Series A Preferred Stock or increase or decrease the number of authorized shares of Common Stock or preferred stock, (iii) pay or declare any dividend on Common Stock or other junior securities, or incur indebtedness in any single transaction in excess of $1 million or (iv) redeem, purchase or otherwise acquire any share or shares of preferred stock or Common Stock (other than (a) the repurchase of shares of Common Stock pursuant to a written benefit plan or employment or consulting agreement, or (b) the repurchase of any equity securities in connection with the Company’s right of first offer with respect to those securities contained in any written agreement with the Company).

Series B Preferred Stock

On September 5, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors, pursuant to which the Company agreed to sell, issue and deliver to the Investors, in a private placement offering, a total of 86,454 shares of the Company’s Series B Preferred Stock (the “Series B Preferred Stock”) and warrants (the “Series B Warrants”) to purchase 16,214 shares of Common Stock at an exercise price equal to $4.2756 per share for net proceeds of $489,000 after deducting offering costs. The Series B Warrants are immediately exercisable and expire five years from the date of issuance.

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

On September 12, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”), and a securities purchase agreement (the “Purchase Agreement”) with a single health-care focused institutional investor pursuant to which the Company agreed to issue and sell, in a “reasonable best efforts” public offering (the “Offering”), (i) 55,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”), (ii) pre-funded warrants to purchase up to 1,167,850 shares of Common Stock (the “Pre-Funded Warrants”) and (iii) warrants to purchase up to 1,222,850 shares of Common Stock at an exercise price of $3.55 per share (the “Common Warrants”) at a combined offering price of $3.68 per Share and accompanying Common Warrant, and $3.68, less $0.0001 per Pre-Funded Warrant and accompanying Common Warrant for net proceeds of $3,846 after deducting offering costs. The Common Warrants were exercisable upon issuance and will expire five years from the date of issuance.

2024 Warrant Inducement

On September 16, 2024, the Company entered into an Inducement Letter with Armistice Capital, LLC (the “Selling Stockholder”) who held all of the Common Warrants. Pursuant to the Inducement Letter, the Selling Stockholder agreed to exercise the Common Warrants for cash at the exercise price of $3.55 per share in consideration for the Company’s agreement to issue, for an additional payment of $0.125 per New Warrant, (i) the Series A New Warrants to purchase up to an aggregate of 1,222,850 shares of Common Stock at an exercise price of $4.28 per share, which are exercisable for five years after issuance and (ii) the Series B New Warrants to purchase up to an aggregate of 1,222,850 shares of Common Stock at an exercise price of $4.28 per share, which are exercisable for three years after issuance. The Company received net proceeds of approximately $4,306 from the exercise of the Common Warrants and the placement of the New Warrants, after deducting financial advisor fees and other transaction expenses. The warrant inducement was accounted for as a modification of the Common Warrants.

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

Compensation expense for the years ended December 31, 2024 and 2023 includes the portion of awards vested in the periods for all equity-based awards granted, based on the grant date fair value as estimated using a Black-Scholes option valuation model. Grant date fair value for restricted stock units is estimated using the fair value of the Company’s common stock on the date of grant. Grant date fair value for stock options is estimated using a Black-Scholes option valuation model using the weighted-average assumptions in the table below:

	Years ended December 31,
	2024	2023
Expected volatility	68.37%	63.89%
Dividend yield	0%	0%
Risk-free interest rate	4.41%	4.28%
Expected term in years	5.61	5.85

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company in accordance with authoritative guidance.

A summary of the Company’s share option and restricted stock unit activity under its plans is as follows:

	Options			RSUs
	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2022	11,252	$379.44	8.10	16,492	$634.20
Granted	1,882	$103.25		938	$23.28
Released	—	—		(7,637)	$656.51
Canceled	(357)	$319.39		(156)	$708.80
Balance as of December 31, 2023	12,777	$340.44	7.41	9,637	$555.85
Granted	10,621	$5.59		21,309	$6.67
Released	—	—		(10,072)	$344.54
Canceled	(12,076)	$346.20		(650)	$22.64
Balance as of December 31, 2024	11,322	$20.79	9.32	20,244	$99.58
Exercisable at December 31, 2024	2,733	$66.44	8.89

The weighted-average grant-date fair value of options granted during the years ended December 31, 2024 and 2023 was $3.95 and $61.00, respectively. The aggregate intrinsic value of outstanding options at December 31, 2024 was $0. The aggregate intrinsic value is equal to the difference between the exercise price of the underlying option and the fair value of the Company’s common stock for in-the-money options. As of December 31, 2024, total compensation cost not yet recognized related to unvested options was $29, which is expected to be recognized over a weighted-average period of 1.57 years, and total compensation costs not yet recognized related to unvested RSUs was $1,443, which is expected to be recognized over a weighted-average period of 0.48 years.

The following table sets forth stock-based compensation expense recognized for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Research and development	$1,431	$1,504
Sales and marketing	137	217
General, and administrative	2,277	2,424
Total stock-based compensation expense	$3,845	$4,145

At December 31, 2024, there were 135,971 shares available for issuance under the 2022 Plan.

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

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement. In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company, (b) 20% of net sales of the product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The Company recorded a charge of $1,000 for the payment to the Representative in the fourth quarter of 2022 and expensed the $85 per month charges as incurred over the six-month period. For payments under clause (b) and clause (c) above, the Company estimated the fair value of the liability using level 3 hierarchy inputs based on a Monte Carlo simulation of future revenues with a 25% quarterly estimated standard deviation of growth rates and a 10% probability of dissolution, discounted at an estimated discount rate of 15.4%. Based on the Company’s fair value analysis, a total of $2,611 was charged to sales and marketing expense in the 2022 consolidated statements of operations and comprehensive loss and recorded as accrued commissions in the consolidated balance sheets.

A reconciliation of the liability under clause (b) and clause (c) for the year ended December 31, 2024 is as follows:

2024
Balance at January 1, 2024	$2,377
Amounts paid during 2024	(324)
Accretion	48
Balance at December 31, 2024	$2,101

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

Currency risk

The Company’s subsidiary, Tenon Technology AG, realizes a portion of its expenses in Swiss francs. Consequently, certain assets and liabilities are exposed to foreign currency fluctuations. At December 31, 2024 and 2023, approximately $0 and $741, respectively, of the Company’s net monetary assets were denominated in Swiss francs. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

11. Income Taxes

The components of loss before income taxes are as follows:

	Years ended December 31,
	2024	2023
United States	$(13,673)	$(15,570)
International	—	(11)
Loss before income taxes	$(13,673)	$(15,581)

The components of current income tax expense are as follows:

Years ended December 31,
	2024	2023
Federal	$—	$—
State	—	—
Foreign	—	—
Total income tax expense	$—	$—

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes for the years ended December 31, 2024 and 2023 is as follows:

	Years ended December 31,
	2024	2023
Statutory rate	(21)%	(21)%
State taxes, net of federal benefit	(5)%	(7)%
Non-deductible differences	4%	3%
Change in valuation allowance	22%	25%
Provision for taxes	—	—

Significant components of the Company’s net deferred tax assets at December 31, 2024 and 2023 are as follows:

	Years ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$10,803	$9,504
Credit carryforwards	193	220
Property and equipment	114	52
Accruals and reserves	689	111
Stock-based compensation	1,274	1,802
Intangibles	124	220
Operating lease liability	114	188
Capitalized research and development	645	514
Total deferred tax assets	13,956	12,611
Valuation allowance	(13,848)	(12,433)
Net deferred tax assets	108	178
Deferred tax liabilities:
Unrecognized tax benefits	(2)	—
Operating lease right of use	(106)	(178)
Total deferred tax liabilities	(108)	(178)
Net deferred tax assets	$—	—

In assessing the realizability of deferred tax assets at December 31, 2024, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized, and determined that a valuation allowance was required for those deferred tax assets that are not expected to provide future tax benefits. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2024, the Company has available net operating loss carryforwards of approximately $41,551 for federal income tax purposes, of which approximately $41,239 was generated after 2017 and can be carried forward indefinitely under the Tax Cuts and Jobs Act. The remaining federal net operating loss of approximately $222, which was generated prior to 2018, will start to expire in 2034 if not utilized.

At December 31, 2024, the net operating loss carryforwards for state purposes are approximately $27,347 and will begin to expire in 2032 if not utilized. In addition, the Company had foreign net operating loss carryforwards of approximately $1,378 at December 31, 2024 that will start to expire in 2025 if not utilized.

The Company had credit carryforwards of approximately $100 for federal income tax purposes. The federal tax credits will begin to expire in 2041.

The Company also had credit carryforwards of approximately $30 for California income tax purposes. These credits have no expiration.

The Company has not completed a study to determine whether any ownership change per the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions, has occurred; however, it believes that, given the equity transactions undertaken, such a change has most likely occurred. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. Utilization of the Company’s net operating loss and income tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income.

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

	Years ended December 31,
	2024	2023
Unrecognized tax benefits, beginning of year	$79	$38
Increases related to prior year tax positions	—	5
Decreases related to prior year tax positions	(35)	—
Increases related to current year tax positions	—	36
Unrecognized tax benefits, end of year	$44	$79

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. Due to the full valuation allowance at December 31, 2024, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss and credit carryforwards, all of its years are subject to federal and state examination.

12. Reportable Segment

The Company operates in one business segment, the SI Joint segment. The SI Joint segment derives revenue from the sale of the Catamaran System for treatment of the most common types of SI Joint disorders that cause lower back pain, which is the Company’s only product. The accounting policies of the SI Joint segment are the same as those described in the summary of significant accounting principles in Note 2. The chief operating decision maker, which is the Company’s senior executive committee that includes the chief executive officer, the chief financial officer and the chief technology officer, assesses the performance of the SI Joint segment and decides how to allocate resources based on net income which is reported in the consolidated statements of operations as net loss. The measure of segment assests is reported on the balance sheet as total assets.

The chief operating decision maker uses net loss to evaluate income generated from segment assets in deciding whether to continue investing in the segment. Net loss is used to monitor budget versus actual results, to prepare operating budgets, and to assess the performance of the segment and in establishing management compensation. The Company does not have intra-entity sales or transfers.

The following table presents selected financial information for the Company’s single business segment for the year ended December 31, 2024:

Year ended December 31,
2024
Revenue	$3,277
Less:
Cost of sales	1,566
Sales and marketing	5,109
Research and development	2,603
General and administrative	7,765
Other expenses, net	93
Net loss	$(13,673)

13. Subsequent Events

On March 11, 2025, the Company entered into a warrant exercise inducement offer letter agreement (the “Inducement Letter”) with the holder (the “Holder”) of the Series A New Warrants and Series B New Warrants (the “Existing Warrants”), pursuant to which, the Holder agreed to exercise the Existing Warrants at a reduced exercise price of $1.25 per share in consideration for the Company’s agreement to issue (i) new unregistered five-year warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,445,700 shares of common stock at an exercise price of $1.25 per share and (ii) new unregistered three-year warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “New Warrants”) to purchase up to an aggregate of 1,222,850 shares of common stock at an exercise price of $1.25 per share (the “Inducement Transaction”). The New Warrants are not exercisable without approval by the Company’s stockholders (“Stockholder Approval”), which, pursuant to the Inducement Letter, the Company is required to obtain at a meeting of stockholders no later than 165 days after the consummation of the Inducement Transaction. The Series C-1 Warrants will be exercisable five years from the date on which Stockholder Approval is obtained, and the Series C-2 Warrants will be exercisable three years from the date on which Stockholder Approval is obtained. Pursuant to the Inducement Transaction, the Company received proceeds, net of financial advisor fees and other transaction expenses, of $2,727.

The Company has agreed to file a registration statement on Form S-3 (or other appropriate form, including on Form S-1, if it is not eligible to utilize Form S-3) providing for the resale of the shares of common stock issuable upon the exercise of the New Warrants within 30 calendar days following the date of the Inducement Letter. The Company has also agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any common stock or common stock equivalents or file any registration statement or any amendment or supplement to any existing registration statement, subject to certain exceptions, for a period of 60 calendar days after the effectiveness of the Resale Registration Statement. Furthermore, the Company is also prohibited from entering into any agreement to issue common stock or common stock equivalents involving a variable rate transaction (as defined in the Inducement Letter), subject to certain exceptions, for a six-month period commencing on March 12, 2025.

On March 25, 2025, the Company entered into a securities purchase agreement for the issuance of 733,500 shares of its common stock (or common stock equivalents in lieu thereof) in a registered direct offering at a purchase price of $2.00 per share. In a concurrent private placement, the Company also agreed to issue to the same investor warrants to purchase up to 733,500 shares of its common stock at an exercise price of $2.00 per share, which will be exercisable immediately, and will expire five years following the date of issuance. Pursuant to the agreements, the Company received proceeds, net of financial advisor fees and other transaction expenses, of $1,234.

Also on March 25, 2025, the Company entered into a securities purchase agreement for the issuance of 1,271,500 shares of its common stock (or common stock equivalents in lieu thereof) in a registered direct offering at a purchase price of $2.00 per share. In a concurrent private placement, the Company also agreed to issue to the same investor warrants to purchase up to 1,271,500 shares of its common stock at an exercise price of $2.00 per share, which will be exercisable immediately, and will expire five years following the date of issuance. Pursuant to the agreements, the Company received proceeds, net of financial advisor fees and other transaction expenses, of $2,290.

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

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have identified a material weakness in our disclosure controls and procedures due to lack of segregation of duties and have therefore concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have identified a material weakness due to lack of segregation of duties and have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level. A material weakness is a deficiency, or combination of deficiencies, in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of March 26, 2025.

Name	Age	Position
Steven M. Foster	57	Chief Executive Officer and President, Director
Richard Ginn	59	Chief Technology Officer and Director
Kevin Williamson	39	Chief Financial Officer
Richard Ferrari	70	Executive Chairman of the Board
Ivan Howard	57	Director
Kristine M. Jacques	57	Director
Robert K. Weigle	64	Director
Stephen H. Hochschuler, M.D.	81	Director

Steven M. Foster is our Chief Executive Officer and President, and is also a director of the Company. Mr. Foster has over 30 years of marketing, sales, operations and general management experience. From 2015 to present Mr. Foster has been a principal with CTB Advisors, LLC in Brentwood, Tennessee. CTB Advisors was founded as a single member limited liability company for the purpose of providing medical device organizations and physicians with consultative assistance on commercialization focused projects. Projects included: CRM based clinician engagement program design, training and implementation for NuVasive (NUVA). Valuation assessment / business plan development of early-stage spine technology including IP assessment and regulatory pathway definition. M&A (SafeOp Surgical) integration project, Alphatec Spine (ATEC). Current Status: Exclusive to ATEC. From 2012 to 2014 Mr. Foster was Global Commercialization President of Safe Orthopedics SAS, Paris, FR (based in Michigan): There Mr Foster worked on early-stage commercialization of a novel single-use / sterile / traceable surgical kit for lumbar spine fusion. His focus included pre-clinical design, clinician advisor team development, early marketing, web design, convention presence and P&L preparation and management. Technology reached 200 global surgeries in first 12 months of commercialization. From 1992 to 2012 Mr. Foster was part of the Danek Group Inc., Sofamor Danek, Medtronic Spine organization where he held a variety of marketing, sales administration and general management roles, including as VP / GM of Medtronic Spine’s Western Europe operations from 2007-2010. Mr. Foster received a Bachelor of Science, Business Administration with a concentration in Marketing and Management from Central Michigan University in 1990.

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

Kevin Williamson is our Chief Financial Officer. Mr. Williamson has been the Chief Financial Officer since September 3, 2024. Kevin Williamson most recently served as the Chief Financial Officer at Accelus Inc., a Florida-based medical device company focused on expandable spinal implant technology. In this role, from 2020 to 2024, Mr. Williamson was responsible for the Finance organization, Investor Relations and information technology functions. Prior to this role, Mr. Williamson served as the Director of Finance at Accelus Inc. from 2019 to 2020, where he was responsible for Financial Planning and Analysis. From 2015 to 2019 Mr. Williamson held various roles of increasing responsibility in the Corporate Finance department at NuVasive, Inc., a California-based medical device company focused on minimally invasive spine surgery. Mr. Williamson holds a B.S. in Business Administration, Finance from San Diego State University and an M.B.A. from the University of San Diego - Knauss School of Business.

Richard Ferrari is a founder, a director and Executive Chairman of the Company. Since 2000, Mr. Ferrari has been and currently is a Managing Director of Denovo Ventures, a $650 million venture firm specializing in Medical Devices and Biotechnology. From January 2019 until April 2021 Mr. Ferrari was employed as CEO and Chairman of the Board of Directors of PQ Bypass which culminated is a successful acquisition by Endologix. During the last five years Mr. Ferrari has been and currently is a board member (Executive Chairman) of Medlumics, S.L., a medical device company founded in 2011; a board member (Vice Chairman) of ABS Interventional; a board member (Executive Chairman) of Heart Beam Inc.; a board member of Biomodex Corporation; a board member of Retriever Medical Inc.; a board member of RMx Medical; a board member of Hawthorne Effect, Inc.; a board member and co-founder of TransAortic acquired by Medtronic; Executive Chairman of Sentreheart acquired by Atricure, a board member of Spinal Modualtion sold to St Jude and a board member of Hands of Hope. Mr. Ferrari has raised over $1 billion for the companies he has been involved with and been a key member of the various boards M&A teams achieving over $2 billion in Acquisitions. Mr. Ferrari continues to mentor and advise a number of CEO’s and start-up companies on strategy and building organizations dedicated to delivering excellence. Mr. Ferrari is the creator of Excellence by Choice a series of lectures and presentations to help early-stage companies perform at the highest level of execution. Mr. Ferrari received a Bachelor’s Degree in Education from Ashland University and a MBA from University of South Florida.

Ivan Howard is a director of the Company. Mr. Howard has been since 2019 and currently is a Vice President and Sr. Specialist in Alternative Investment Fiduciary Risk for Banco Santander, a multinational financial services company. From 2020, Mr. Howard has been and currently serves as Director on the Collier County Farm Bureau board of directors. From 2016, Mr. Howard has been and currently serves as Chairman of the Hendry/Glades County Farm Service Agency. From 2020, Mr. Howard has been and currently serves on the U.S. Department of Agriculture Advisory Committee on Minority Farmers. From 2018 Mr. Howard has been and is currently a member of the University of Florida College of Biomedical Engineering External Advisory board. Mr. Howard holds an MBA from Mercer University and a Master’s Degree in Biomedical Engineering from the University of Florida.

We believe that Mr. Howard is well qualified to serve as a Director on our Board with his financial services and board membership experience.

Kristine M. Jacques was appointed as a director of the Company on March 25, 2024. From 2017 until 2023, Ms. Jacques was Vice President and General Manager, Interventional Pain Therapies at Vivex Biologics, Inc., a medical device company where she implemented a comprehensive strategic plan of a disruptive technology in the interventional spine market serving a significant unmet clinical need and potential $38 billion plus total addressable market, non-surgical treatment for chronic low back pain. From 2007 to 2017, Ms. Jacques was a Vice President at Alphatec Spine, Inc (Nasdaq:ATEC), a medical device company where she led the development and execution of a 3-year portfolio strategy to grow market share through identifying opportunities for innovation, maximizing product positioning and differentiation and delivering high quality products to meet the clinical and unmet needs of surgeons and their patients. From 1995 until 2007, Ms. Jacques served in various management positions at General Electric Corporation, prior to which she served from 1991 until 1994 at various management positions at Smith & Nephew, PLC, both of which are publicly traded. Previously, she was an Account Manager, Senior Investment Analyst for General Electric Capital Corporation from 1988 until 1991. Ms. Jacques received a Bachelor of Arts degree in Finance Administration from Michigan State University.

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

Stephen H. Hochschuler, M.D. is a director of the Company. Dr. Hochschuler is a world-renowned orthopedic spine surgeon. Dr. Hochschuler is the co-founder of the Texas Back Institute and founder of Back Systems, Inc., and founding Chairman of Innovative Spinal Technologies, Dr. Hochschuler has severed on numerous boards of directors and advisory boards for medical and scientific institutions. Dr. Hochschuler is a member of numerous national and international professional organizations including the American Academy of Orthopedic Surgeons; the American Pain Society; North American Spine Society; and the Southwest Chapter of the Society of International Business Fellows. Internationally, he is a member of the International Intradiscal Therapy Society; the International Society for Minimal Intervention in Spinal Surgery; the International Society for the Study of the Lumbar Spine; and is a founding board member of the Spinal Arthroplasty Society. He has also been a founding board member of The American Board of Spine Surgery and The American College of Spine Surgery. He is published in a wide range of professional journals and has delivered numerous presentations worldwide. Dr. Hochschuler holds a BA from Columbia College and his medical degree from Harvard Medical School.

We believe that Dr. Hochschuler is well qualified to serve as a Director on our Board with his experience as an orthopedic spine surgeon and his service on boards of directors and advisory boards of medical and scientific institutions as a member of the board of directors.

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

Audit Committee. The Audit Committee consists of three directors, Ivan Howard, Kristine Jacques and Robert Weigle, all of which are currently “independent” as defined by Nasdaq and includes an audit committee financial expert, Mr. Howard, within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties are specified in a charter and include, but not be limited to:

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

Compensation Committee. The Compensation Committee consists of two directors, Kristine Jacques and Robert Weigle, both of which are “independent” as defined by Nasdaq. The Compensation Committee’s duties are specified in a charter and include, but not be limited to:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, no directors, executive officers or Ten Percent Holders did not comply with all Section 16(a) filing requirements as of March 26, 2025.

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

Item 11. Executive Compensation

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2024 and 2023 to our Chief Executive Officer (principal executive officer), our current and former Chief Financial Officers and Chief Technology Officer. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	(Salary $)	($)Bonus	Option/RSU Awards(1) ($)	Total ($)
Steven M. Foster, Chief Executive Officer
2024	$363,784	$—	$4,737	$368,521
2023	$400,000	$87,600	$—	$487,600
Kevin Williamson, Chief Financial Officer(2)
2024	$102,127	$—	$21,815	$123,942
Steven Van Dick, former Chief Financial Officer(3)
2024	$318,128	$—	$3,842	$321,970
2023	$325,000	$60,225	$—	$385,225
Richard Ginn, Chief Technology Officer
2024	$282,716	$—	$2,617	$285,333
2023	$290,000	$60,225	$—	$350,225

(1)	In 2024, in accordance with the Offer to Exchange Certain Outstanding Stock Options for Restricted Stock Units offered to all employees, Mr. Foster, Mr. Van Dick and Mr. Ginn exchanged existing stock options for restricted stock units (“RSUs”). No options or RSUs were granted to the named executives in 2023.

(2)	Mr. Williamson was appointed Chief Financial Officer beginning on September 3, 2024.
(3	Mr. Van Dick retired and resigned from his position as Chief Financial Officer effective July 31, 2024.

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

Williamson Employment Agreement. Kevin Williamson, our Chief Financial Officer, and the Company entered into an Employment Agreement dated as of August 20, 2024 (the “Williamson Employment Agreement”). The Williamson Employment Agreement provides Mr. Williamson an annual base salary of $315,000, an annual bonus of up to 30% of his base salary based upon achievement of mutually agreed upon milestones, 50,000 RSUs and employee benefits that are generally given to our senior executives.

Under the Williamson Employment Agreement, in the event that Mr. Williamson’s employment is terminated by us without cause (as described in the Williamson Employment Agreement) the Company will provide severance pay equal to 100% of the Base Salary for a period of 12 months from the date of termination.

The Williamson Employment Agreement contains restrictive covenants and other obligations relating to non-solicitation of our employees, non-disclosure of our proprietary information and assignment of inventions.

The above summary description of the named executives’ employment agreement includes some of the general terms and provisions of those agreements. For a more detailed description of those employment agreements, you should refer to such agreements, which are included as exhibits to this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of RSUs and shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024.

Option Awards					Equity Awards (RSUs)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of RSUs that have not Vested	Market Value of RSUs
Steven M. Foster	—	—	$—	—	455	$855
Kevin Williamson	—	—	$—	—	6,250	$11,750
Richard Ginn	—	—	$—	—	941	$1,769
Steven Van Dick	—	—	$—	—	—	$—

RSUs

The RSUs for Mr. Foster and Mr. Ginn were granted on May 12, 2022 and have the following vesting schedule: one-third vest on May 22, 2023 and the remaining two thirds vesting equally every six months over the following two years. The RSUs for Mr. Williamson were granted on November 5, 2024 with the following vesting schedule: one-third vest on September 3, 2025 and the remaining two thirds vesting equally every six months over the following two years.

Board Compensation

The following summary board compensation table provides information regarding the board compensation paid during our fiscal year ended December 31, 2024 to our board members. Only our independent directors received compensation for being directors during fiscal year 2024.

Director	Cash Compensation[1]	Equity Compensation[2]	Total Compensation
Ivan Howard	$67,500	$—	$67,500
Kristine M. Jacques[3]	$44,375	$12,040	$56,415
Robert Weigle	$75,000	$—	$75,000
Stephen Hochschuler	$45,000	$—	$45,000
Total	231,875	$—	$243,915

[1]	Ivan Howard received $40,000 as a board retainer, $20,000 for being Audit Committee Chairman and $7,500 for being a member of the Compensation Committee; Kristine Jacques received $30,000 as a board retainer, $7,500 for being a member of the Audit Committee and $16,875 for being a member of the Compensation Committee; Robert Weigle received $40,000 as a board retainer, $10,000 for being Nominating and Corporate Governance Committee Chairman, $15,000 for being a member of the Compensation Committee and $10,000 for being a member of the Audit Committee; and Stephen Hochschuler received $40,000 as a board retainer and $5,000 for being a member of the Nominating and Corporate Governance Committee.

[2]	No equity compensation was issued to board members in 2024 other than the initial RSU grant to Kristine Jacques.

[3]	Appointed as a director on March 25, 2024.

Executive Chairman

On May 7, 2021, the Company entered into a Consulting Agreement (the “Ferrari Consulting Agreement”) with Richard Ferrari, a founder of the Company and its Executive Chairman, pursuant to which Mr. Ferrari was to assume the role of Executive Chairman of the Company in exchange for compensation of $22,500 per month starting September 1, 2021. Under this consulting agreement Mr. Ferrari was paid a bonus of $350,000, as a result of the closing of our initial public offering in April 2022. In May of 2022 Mr. Ferrari was granted RSUs which had a grant date fair value of $2,427,020 and vest over three years, with one-third vesting in May of 2023 and the remaining two thirds vesting equally every six months over the following two years. The compensation paid to Mr. Ferrari during the fiscal years ended December 31, 2024 and 2023, totaled $270,000 and $247,500, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 26, 2025, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of a class of Company voting stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of a class of voting stock is determined in accordance with the rules of the SEC and includes any shares of such class of the Company’s voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of voting stock held by them. Applicable percentage ownership in the following table is based on 5,584,965 shares of common stock, 256,968 shares of Series A Preferred Stock and 86,454 shares of Series B Preferred Stock, in each case, issued and outstanding on March 26, 2025 plus, for each individual, any common stock that individual has the right to acquire within 60 days of March 26, 2025.

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

	Number of Shares Beneficially Owned				Beneficial Ownership Percentages Prior to Offering
Name and Address of Beneficial Owner(1)	Common Stock		Series A Preferred Stock(2)	Series B Preferred Stock(2)	Percent of Common Stock	Percent of Series A Preferred Stock	Percent of Series B Preferred Stock	Percent of Voting Stock(3)
Officers and Directors
Steven M. Foster, Chief Executive Officer and President	3,423	(4)	-		*	-		*
Kevin Williamson, Chief Financial Officer	-		-		--	-		--
Richard Ginn, Chief Technology Officer	11,929	(5)	-		*	-		*
Richard Ferrari, Chairman of the Board	7,199	(6)	-		*	-		*
Ivan Howard, Director	1,230	(7)	-		*	-		*
Kristine M. Jacques, Director	583	(8)	-		-	-		-
Robert K. Weigle, Director	234	(9)	-		*	-		*
Stephen H. Hochschuler, M.D., Director	845	(10)	-		*	-		*

Officers and Directors as a Group	25,442	(11)	-		*	-		*

5%+ Stockholders
The Beckham-Shufeldt Family Trust	-		66,116		-	25.7%		3.1%
Ascent Special Ventures LLC	-		67,783		-	26.4%		3.2%
Dr. James Chappuis				7,859			9.1%	*	%
Norton Capital LLC				7,859			9.1%	*	%
MNAZ Investment Properties				7,859			9.1%	*	%
Vantage FBO Jonathan Fitzhugh Beneficiary IRA				7,859			9.1%	*	%
Vantage FBO Todd Douma IRA				7,859			9.1%	*	%
The 2017 Theresa A Lungwitz Rev Trust				7,859			9.1%	*	%

*	Indicate less than 1% beneficial ownership.

(1)	The principal address of the named officers, directors and 5%+ stockholders of the Company is c/o Tenon Medical, Inc., 104 Cooper Court, Los Gatos, CA 95032.

(2)	Entitles the holder to 10 votes per share and votes with the common as a single class.

(3)	Represents total ownership percentage with respect to all shares of common stock, Series A Preferred Stock and Series B Preferred Stock, as a single class.

(4)	Includes 455 shares of our common stock underlying restricted stock units that vest within 60 days of March 26, 2025.

(5)	Includes 941 shares of our common stock underlying restricted stock units that vest within 60 days of March 26, 2025.

(6)

Includes 1,153 shares held by the Ferrari Family Trust for which Richard Ferrari is trustee and 658 shares of our common stock underlying restricted stock units that vest within 60 days of March 26, 2025 (includes 86 shares of our common stock underlying restricted stock units held by TCTIG, LLC for which Richard Ferrari is the beneficial owner) and 824 shares of our common stock held by TCTIG, LLC and for which Richard Ferrari has voting control.

(7)

Includes 164 shares of our common stock underlying restricted stock units that vest within 60 days of March 26, 2025 (includes 86 shares of our common stock underlying restricted stock units held by TCTIG, LLC for which Ivan Howard is the beneficial owner) and 824 shares of our common stock held by TCTIG, LLC and for which Ivan Howard is either the beneficial owner or has voting control.

(8)	Includes 583 shares of our common stock underlying restricted stock units that vest within 60 days of March 26, 2025.

(9)	Includes 78 shares of our common stock underlying restricted stock units that vest within 60 days of March 26, 2025.

(10)

Includes 78 shares of our common stock underlying restricted stock units that vest within 60 days of March 26, 2025 and 247 shares of our common that are held by SHKH, LLC, an entity for which Stephen H. Hochschuler has a controlling interest.

(11)	Includes 2,956 shares of our common stock underlying restricted stock units that vest within 60 days of March 26, 2025.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

Armanino LLP (“Armanino”) served as our independent registered public accounting firm prior to September 7, 2023. On September 7, 2023, Haskell & White LLP (“H&W”) became engaged as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023.

The table below presents the aggregate fees for professional services rendered by H&W for the years ended December 31, 2024 and 2023:

	2024	2023
Audit fees	$210,600	$158,500
Audit-related fees	174,000	—
All other fees	—	—
Total fees	$384,600	$158,500

The table below presents the aggregate fees billed for professional services rendered by Armanino for fiscal year 2023 (up to September 7, 2023).

2023
Audit fees	$179,102
Audit-related fees	54,981
All other fees	—
Total fees	$234,083

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this Annual Report:

(1)	The consolidated financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The consolidated financial statement schedules are omitted because they are either not applicable or the information required is presented in the consolidated financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-271648, filed on May 4, 2023)
3.2	Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
3.3	Certificate of Designations, Rights and Preferences for Series A Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
3.4	Amendment to Certificate of Designations, Rights and Preferences for Series A Preferred Stock (incorporated by reference to the Registrant’s Registration Statement No. 333-281531, filed on September 9, 2024)
3.5	Certificate of Designations, Rights and Preferences for Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
4.1	Form of Representative’s Warrant in connection with the Registrant’s Initial Public Offering (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 15, 2022)
4.2	Form of publicly traded Warrant issued on June 16, 2023 (Incorporated by reference to exhibit 4.1 the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)
4.3	Form of Warrant Agency Agreement between the Company and VStock Transfer, LLC (incorporated by reference to exhibit 4.3 to the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)
4.4	Form of Warrant issued to investors on November 21, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)
4.5	Form of Warrant issued to investors in the Series A Preferred Stock on February 20, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
4.6	Form of Warrant issued to the investors in the Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
4.7	Description of Securities of the Registrant (incorporated by reference to the Registrant’s 8-A12B Registration Statement, filed on April 26, 2022)
4.8	Form of Series C-1 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
4.9	Form of Series C-2 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
10.1	Employment Agreement dated June 1, 2021 between Steven M. Foster and the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
10.2	Employment Agreement dated June 1, 2021 between Richard Ginn and the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
10.3	Consulting Agreement dated May 7, 2021 by and between Richard Ferrari and the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
10.4	Tennon Medical 2022 Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement No. 333-271648, filed on May 4, 2023)
10.5	Form of Securities Purchase Agreement between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2023)
10.6	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series A Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
10.7	Form of Securities Purchase Agreement entered into between the Registrant and investors in the November 2023 Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)
10.8	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
10.9	Form of Inducement Letter, dated March 11, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
19.1	Insider Trading Policy (incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2024)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-281531, filed on September 9, 2024)
23.1	Consent of Haskell & White LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Tenon Medical, Inc. Clawback Policy (incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

Item 16. Form 10-K Summary.

N/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tenon Medical, Inc.

Date: March 26, 2025	By:	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2025.

Name	Position	Date

/s/ Steven M. Foster	Chief Executive Officer and President, Director	March 26, 2025
Steven M. Foster	(Principal Executive Officer)

/s/ Richard Ginn	Chief Technology Officer and Director	March 26, 2025
Richard Ginn

/s/ Kevin Williamson	Chief Financial Officer	March 26, 2025
Kevin Williamson	(Principal Financial and Accounting Officer)

/s/ Richard Ferrari	Director	March 26, 2025
Richard Ferrari

/s/ Ivan Howard	Director	March 26, 2025
Ivan Howard

/s/ Kristine M. Jacques	Director	March 26, 2025
Kristine M. Jacques

/s/ Robert K. Weigle	Director	March 26, 2025
Robert K. Weigle

/s/ Stephen H. Hochschuler, M.D	Director	March 26, 2025
Stephen H. Hochschuler, M.D