Form 10-Q
period 2025-03-31
Tenon Medical, Inc.
filed 2025-05-13
CIK 1560293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 13, 2025, the registrant had a total of 7,589,970 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements (Unaudited)

Tenon Medical, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,311	$6,535
Accounts receivable, net	886	863
Inventory, net	607	606
Prepaid expenses and other current assets	186	206
Total current assets	11,990	8,210
Property and equipment, net	698	752
Deposits	51	51
Operating lease right-of-use asset	334	399
Deferred offering costs	321	431
TOTAL ASSETS	$13,394	$9,843

Liabilities and Stockholders’ EQUITY
Current liabilities:
Accounts payable	$496	$369
Accrued expenses	911	910
Current portion of accrued commissions	493	303
Current portion of operating lease liability	295	287
Total current liabilities	2,195	1,869
Accrued commissions, net of current portion	1,758	1,862
Operating lease liability, net of current portion	65	141
Total liabilities	4,018	3,872
Commitments and contingencies (Note 7)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 4,500,000 shares authorized at March 31, 2025 and December 31, 2024; 256,968 shares issued and outstanding at March 31, 2025 and December 31, 2024	3,300	3,300
Series B convertible preferred stock, $0.001 par value; 491,222 shares authorized at March 31, 2025 and December 31, 2024; 86,454 shares issued and outstanding at March 31, 2025 and December 31, 2024	452	452
Common stock, $0.001 par value; 130,000,000 shares authorized at March 31, 2025 and December 31, 2024; 7,589,965 and 3,138,804 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	8	3
Additional paid-in capital	77,978	70,962
Accumulated deficit	(72,362)	(68,746)
Total stockholders’ equity	9,376	5,971
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,394	$9,843

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$726	$719
Cost of revenue	403	249
Gross Profit	323	470

Operating Expenses
Research and development	691	669
Sales and marketing	1,647	1,381
General and administrative	1,662	1,926
Total Operating Expenses	4,000	3,976

Loss from Operations	(3,677)	(3,506)

Other Income (Expense), net
Gain on investments	61	27
Interest expense	—	(34)
Other expense	—	(63)
Total Other Income (Expense), net	61	(70)
Net Loss	$(3,616)	$(3,576)
Net Loss Per Share of Common Stock
Basic and diluted	$(1.01)	$(10.02)

Weighted Average Shares of Common Stock Outstanding
Basic and diluted	3,597	357

Statements of Comprehensive Loss:
Net loss	$(3,616)	$(3,576)
Foreign currency translation adjustment	—	46
Total Comprehensive Loss	$(3,616)	$(3,530)

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Unaudited)

(In thousands, except share data)

Three months ended March 31, 2025 and 2024:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2024	256,968	$3,300	86,454	$452	3,138,804	$3	$70,962	$(68,746)	$—	$5,971
Stock-based compensation expense	—	—	—	—	—	—	872	—	—	872
Issuance of common stock, pre-funded warrants and warrants under inducement agreement, net of issuance costs	—	—	—	—	2,445,700	3	2,732	—	—	2,735
Issuance of common stock, prefunded warrants, and warrants, net of issuance costs	—	—	—	—	2,005,000	2	3,522	—	—	3,524
Release of restricted stock units	—	—	—	—	461	—	—	—	—	—
Deferred deal costs	—	—	—	—	—	—	(110)	—	—	(110)
Net loss	—	—	—	—	—	—	—	(3,616)		(3,616)
Balance at March 31, 2025	256,968	$3,300	86,454	$452	7,589,965	$8	$77,978	$(72,362)	$—	$9,376

Balance at December 31, 2023	—	—	—	—	325,039	—	55,897	(55,073)	(46)	778
Stock-based compensation expense	—	—	—	—	—	—	1,018			1,018
Issuance of common stock, net of issuance costs	—	—	—	—	140,430	—	1,804			1,804
Issuance of Series A preferred stock and warrants, net of issuance costs	256,968	3,300	—	—	—	—	254	—	—	3,554
Release of restricted stock units	—	—	—	—	403	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	46	46
Net loss	—	—	—	—	—	—	—	(3,576)		(3,576)
Balance at March 31, 2024	256,968	$3,300	—	$—	465,872	$—	$58,973	$(58,649)	$—	$3,624

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(3,616)	$(3,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	872	1,018
Depreciation and amortization	42	100
Provision for credit losses on accounts receivable	—	10
Amortization of operating right-of-use asset	65	60
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(23)	(63)
Inventory	11	(78)
Prepaid expenses and other assets	20	29
Accounts payable	127	(167)
Accrued expenses	87	390
Operating lease liability	(68)	(61)
Net cash used in operating activities	(2,483)	(2,338)

Cash Flows from Investing Activities
Purchases of property and equipment	—	(119)
Net cash used in investing activities	—	(119)

Cash Flows from Financing Activities
Gross proceeds from issuance of common stock, prefunded warrants and warrants	4,010	—
Gross proceeds from issuance of common stock, prefunded warrants and warrants under inducement agreement	3,057	—
Proceeds from issuance of Series A convertible preferred stock	—	2,605
Proceeds from issuance of common stock	—	1,990
Offering costs	(808)	(224)
Net cash provided by financing activities	6,259	4,371

Effect of foreign currency translation on cash flow	—	46
Net Increase in Cash and Cash Equivalents	3,776	1,960

Cash and Cash Equivalents at Beginning of Period	6,535	2,428
Cash and Cash Equivalents at End of Period	$10,311	$4,388

Supplemental Disclosures of Cash Flow Information
Non-cash investing and financing activities:
Warrant modification costs	$1,402	—
Preferred stock issued upon conversion of debt and accrued interest	$—	1,186
Reclassification of deferred offering costs to additional paid-in capital	$110	130

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements (unaudited) (in thousands, except share and per-share data)

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

2.  Summary of Significant Accounting Principles

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As permitted under these rules and regulations, the Company has condensed or omitted certain financial information and footnote disclosures normally included in its annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements, which are included in its Annual Report on Form 10-K filed with the SEC on March 26, 2025 (the “Annual Report”).

These condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in management’s opinion, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of its financial information. The interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s audited financial statements as of and for the years ended December 31, 2024 and 2023 included in its Annual Report.

The Company’s significant accounting policies are disclosed in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.

Going concern uncertainty and liquidity requirements

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these financial statements are issued.

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System. Based on the Company’s expected level of revenues and expenditures, the Company believes that its existing cash and cash equivalents as of March 31, 2025 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations (see Note 6). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, collectability of accounts receivable, realization of deferred tax assets, accrued liabilities, accrued commissions, incremental borrowing rate, obsolescence of inventory and stock-based compensation.

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

All historical share and per share amounts reflected throughout this document have been adjusted to reflect the 2024 Reverse Stock Split. The authorized number of shares and the par value per share of the Company’s common stock were not affected by the 2024 Reverse Stock Split.

Income Taxes

Income taxes are recorded in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. Under this method, the Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, the Company is unable, at this time, to support the determination that it is more likely than not that its deferred tax assets will be utilized in the future. Accordingly, the Company recorded a full valuation allowance as of March 31, 2025 and December 31, 2024. The Company intends to maintain valuation allowances until sufficient evidence exists to support its reversal. The Company also expects the usage of the net operating loss carryforwards will be limited based on changes in the Company’s ownership.

Net loss per share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all potential common stock equivalents (restricted stock units, stock options, warrants and convertible preferred stock) are converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company’s weighted average common shares outstanding for basic and diluted are the same because the effect of the potential common stock equivalents is anti-dilutive.

The Company had the following dilutive common stock equivalents as of March 31, 2025 and 2024 which were excluded from the calculation because their effect was anti-dilutive:

	March 31, 2025	March 31, 2024
Outstanding restricted stock units	96,913	14,978
Outstanding stock options	10,697	11,703
Outstanding warrants	5,956,010	262,496
Common shares convertible from preferred stock	896,661	323,322
Total	6,960,281	612,499

Adoption of New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires additional tax disclosures about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This guidance is effective on a prospective basis, with the option to apply it retrospectively, for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting this new accounting guidance.

Recent Accounting Pronouncements Not Yet Adopted

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

3.  Property and Equipment, net

Property and equipment, net, consisted of the following:

	March 31, 2025	December 31, 2024
Construction in progress	$529	$541
Catamaran tray sets	785	785
IT equipment	56	56
Leasehold improvements	15	15
Lab equipment	14	14
Office furniture	9	9
Property and equipment, gross	1,408	1,420
Less: accumulated depreciation	(710)	(668)
Property and equipment, net	$698	$752

Construction in progress is made up of reusable components that will become reusable Catamaran Tray Sets. Depreciation expense was approximately $42 and $87 for the three months ended March 31, 2025 and 2024, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accrued compensation	$548	$416
Accrued professional services fees	154	271
Other accrued expenses	209	223
Total accrued expenses	$911	$910

5. Leases

In June 2021, the Company entered into a facility lease agreement for its company headquarters in Los Gatos, California. This non-cancellable operating lease expires in June 2026. Operating lease costs for the facility lease were $73 and $73 for the three months ended March 31, 2025 and 2024, respectively.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2025	2024
Operating lease right-of-use assets	$334	$399

Operating lease liability, current	$(295)	$(287)
Operating lease liability, noncurrent	(65)	(141)
Total operating lease liabilities	$(360)	$(428)

Future maturities of operating lease liabilities as of March 31, 2025 were as follows:

2025	$235
2026	144
Total lease payments	379
Less: imputed interest	(19)
Present value of operating lease liabilities	$360

Other information:

Cash paid for operating leases for the three months ended March 31, 2025	$76
Cash paid for operating leases for the three months ended March 31, 2024	$74
Remaining lease term - operating leases (in years)	1.25
Average discount rate - operating leases	8.0%

6. Stockholders’ Equity

The Company’s current Amended and Restated Certificate of Incorporation dated February 18, 2014 authorizes the issuance of 130,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share. With respect to the preferred stock, 4,500,000 shares are designated Series A Preferred Stock and 491,222 shares are designated Series B Preferred Stock.

At-the-Market Offering Program

On May 4, 2023, the Company entered into an Equity Distribution Agreement to establish an at-the-market offering program, under which the Company may sell from time to time, at its option, shares of its common stock having an aggregate gross sales price of $5.5 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. During the three months ended March 31, 2025 and 2024, 0 and 129,199 shares of the Company’s common stock, respectively, were sold under the program at a weighted-average price of $0 and $14.63 per share with aggregate net proceeds of $0 and $1,834, respectively.

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

During the three months ended March 31, 2025 and 2024, 0 and 11,231 shares of the Company’s common stock were sold under the program, respectively, at a weighted-average price of $0 and $8.90 per share, respectively, with aggregate net proceeds of $0 and $95, respectively.

2025 Warrant Inducement

On March 11, 2025, the Company entered into a warrant exercise inducement offer letter agreement (the “Inducement Letter”) with the holder of the Series A New Warrants and Series B New Warrants (the “Existing Warrants”), pursuant to which, the holder agreed to exercise the Existing Warrants at a reduced exercise price of $1.25 per share in consideration for the Company’s agreement to issue (i) new unregistered five-year warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,445,700 shares of common stock at an exercise price of $1.25 per share and (ii) new unregistered three-year warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “New Warrants”) to purchase up to an aggregate of 1,222,850 shares of common stock at an exercise price of $1.25 per share (the “Inducement Transaction”). The New Warrants are not exercisable without approval by the Company’s stockholders (“Stockholder Approval”), which, pursuant to the Inducement Letter, the Company is required to obtain at a meeting of stockholders no later than 165 days after the consummation of the Inducement Transaction. The Series C-1 Warrants will be exercisable five years from the date on which Stockholder Approval is obtained, and the Series C-2 Warrants will be exercisable three years from the date on which Stockholder Approval is obtained. Pursuant to the Inducement Transaction, the Company received proceeds, net of financial advisor fees and other transaction expenses, of $2,735.

The Company filed a registration statement on Form S-1 on April 4, 2025 providing for the resale of the shares of common stock issuable upon the exercise of the New Warrants. The Company has agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any common stock or common stock equivalents or file any registration statement or any amendment or supplement to any existing registration statement, subject to certain exceptions, for a period of 60 calendar days after the effectiveness of the Resale Registration Statement. Furthermore, the Company is also prohibited from entering into any agreement to issue common stock or common stock equivalents involving a variable rate transaction (as defined in the Inducement Letter), subject to certain exceptions, for a six-month period commencing on March 12, 2025.

2025 Securities Purchase Agreements

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

Series A Preferred Stock

On February 20, 2024, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to sell, issue and deliver to these investors, in a private placement offering, a total of 172,239 shares of the Company’s Series A Preferred Stock and warrants (the “Series A Warrants”) to purchase 32,300 shares of Common Stock at an exercise price equal to $4.28 per share for net proceeds of $2,437 after deducting offering costs.

Additionally, on February 20, 2024, the Investors agreed to a complete prepayment of the Company’s obligations under the Convertible Notes, including accrued interest, in exchange for 84,729 shares of Series A Preferred Stock and warrants to purchase 19,637 shares of our common stock at $4.2756 per share and the Convertible Notes were cancelled. The Series A Warrants are immediately exercisable and expire five years from the date of issuance.

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

A summary of the Company’s stock option and restricted stock unit activity under its plans is as follows:

	Number of Shares Subject to Outstanding Stock Options	Weighted Average Exercise Price per Share	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2024	11,322	$20.79	20,224	$99.58
Granted	—	—	77,150	$1.85
Released	—	—	(461)	$202.88
Forfeited	(625)	$11.35	—	—
Outstanding at March 31, 2025	10,697	$21.34	96,913	$19.27

The following table sets forth stock-based compensation expense recognized for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2025	2024
Research and development	$349	$367
Sales and marketing	37	43
General, and administrative	486	608
Total stock-based compensation expense	$872	$1,018

At March 31, 2025, there were 73,196 shares available for issuance under the 2022 Plan.

Warrants

IPO Warrants

In April 2022, in association with the Company’s initial public offering, the Company granted to The Benchmark Company, LLC and Valuable Capital Limited warrants to purchase a total of 1,200 shares of Common Stock (the “IPO Warrants”). The warrants were immediately exercisable at an exercise price of $400.00 per share and expire on the fifth anniversary of the commencement of sales under the IPO. The fair value of the warrants on the grant date was $220.00 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 62.55%, dividend yield of 0%, and risk-free interest rate of 2.92%. The Company recorded the fair value of these warrants of $264 as an issuance cost to additional paid-in capital in 2022. All of the IPO Warrants remain outstanding as of March 31, 2025.

2023 Registered Offering Warrants

In June 2023, in connection with a registered offering of stock, the Company issued warrants to purchase a total of 250,000 shares of Common Stock (the “2023 Offering Warrants”). The 2023 Offering Warrants were exercisable upon issuance and will expire five years from the date of issuance. Per the terms of the 2023 Offering Warrants, the exercise price of the 2023 Offering Warrants reset on July 16, 2023, to $25.168 per share. The fair value of the 2023 Offering Warrants on the grant date of $3,164, or $12.64 per warrant, was calculated using a Monte-Carlo simulation to estimate the final exercise price, which is considered a Level 3 fair value measurement, using as inputs; the starting value of $24.00 per share, the Company’s VWAP on June 16; an assumed daily distribution of returns; a mean daily return of 5.18%; a short-term annual volatility of 100% and a standard deviation of 6.3%. The model used Black-Scholes to then calculate the estimated fair value of the 2023 Offering Warrants, using an estimated time to maturity of 4.9 years, a risk-free interest rate of 3.99% and a long-term volatility of 60%. As of March 31, 2025, 2023 Offering Warrants to purchase 207,484 shares of the Company’s common stock remained outstanding.

Convertible Note Warrants

In November 2023, in connection with the issuance of the Convertible Notes, the Company issued warrants to purchase a total of 5,625 shares of Common Stock at an exercise price equal to $15.52 per share (the “Convertible Note Warrants”). The Convertible Note Warrants expire five years from the issuance date. The fair value of the Convertible Note Warrants on the grant date was $10.32 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.89%, dividend yield of 0%, and risk-free interest rate of 4.41%. The Company recorded the fair value of these warrants of approximately $58 as an issuance cost to additional paid-in capital in 2023. All of the Convertible Note Warrants remain outstanding as of March 31, 2025.

Series A Preferred Stock Warrants

On February 20, 2024, in connection with the issuance of Series A Preferred Stock, the Company issued warrants to purchase a total of 51,937 shares of Common Stock at an exercise price equal to $4.28 per share (the “Series A Preferred Warrants”). The Series A Preferred Warrants were exercisable upon issuance and expire five years from the date of issuance. The fair value of the Series A Preferred Warrants on the grant date was $4.88 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.24%, dividend yield of 0%, and risk-free interest rate of 4.3%. The Company recorded the fair value of these warrants of $254 to additional paid-in capital in 2024. All of the Series A Preferred Warrants remain outstanding as of March 31, 2025.

Series B Preferred Stock Warrants

On September 5, 2024, in connection with the issuance of Series B Preferred Stock, the Company issued warrants to purchase a total of 16,214 shares of Common Stock at an exercise price equal to $4.28 per share (the “Series B Preferred Warrants”). The Series B Preferred Warrants were exercisable upon issuance and expire five years from the date of issuance. The fair value of the Series B Preferred Warrants on the grant date was $2.25 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 3.5%. The Company recorded the fair value of these warrants of $37 to additional paid-in capital in 2024. All of the Series B Preferred Warrants remain outstanding as of March 31, 2025.

Series A New Warrants and Series B New Warrants

On September 16, 2024, in connection with a warrant inducement agreement, the Company issued warrants to purchase a total of 1,222,850 shares of Common Stock at an exercise price of $4.28 per share (the “Series A New Warrants”), which are exercisable for five years after issuance and warrants to purchase a total of 1,222,850 shares of Common Stock at an exercise price of $4.28 per share (the “Series B New Warrants”), which are exercisable for three years after issuance. The fair value of the Series A New Warrants on the grant date was $5.49 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 3.4%.The fair value of the Series B New Warrants on the grant date was $4.87 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 3.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 3.4%. The Company recorded the fair value of these warrants to additional paid-in capital in 2024. The Series A New Warrants and the Series B New Warrants were exercised during the first three months of 2025 as a part of the 2025 Warrant Inducement.

Series C Warrants

On March 11, 2025, in connection with 2025 Warrant Inducement, the Company issued new unregistered five-year warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,445,700 shares of common stock at an exercise price of $1.25 per share and new unregistered three-year warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “Series C Warrants”) to purchase up to an aggregate of 1,222,850 shares of common stock at an exercise price of $1.25 per share. The Series C Warrants are not exercisable without approval by the Company’s stockholders (“Stockholder Approval”), which the Company is required to obtain at a meeting of stockholders no later than 165 days after the consummation of the Inducement Transaction. The Series C-1 Warrants will be exercisable five years from the date on which Stockholder Approval is obtained, and the Series C-2 Warrants will be exercisable three years from the date on which Stockholder Approval is obtained. Pursuant to the Inducement Transaction, the Company received proceeds, net of financial advisor fees and other transaction expenses, of $2,735.

The fair value of the Series C-1 Warrants on the grant date was $0.97 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.0%. The fair value of the Series C-2 Warrants on the grant date was $0.80 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 3.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.0%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. The Company recorded the excess of the incremental value of the modified Series A New Warrants and Series B New Warrants and the fair value of the Series C Warrants over the cash proceeds from the exercise of the modified Series A New Warrants and Series B New Warrants as equity offering costs. All of the Series C Warrants remain outstanding as of March 31, 2025.

Series D Warrants

On March 25, 2025, in connection with a securities purchase agreement, the Company issued warrants to purchase up to 733,500 shares of its common stock at an exercise price of $2.00 per share (the “Series D Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance. The fair value of the Series D Warrants on the grant date was $2.72 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.1%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. All of the Series D Warrants remain outstanding as of March 31, 2025.

Series E Warrants

Also on March 25, 2025, in connection with a securities purchase agreement, the Company issued warrants to purchase up to 1,271,500 shares of its common stock at an exercise price of $2.00 per share (the “Series E Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance. The fair value of the Series E Warrants on the grant date was $2.72 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.1%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. All of the Series E Warrants remain outstanding as of March 31, 2025.

7. Commitments and Contingencies

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

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement. In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company, (b) 20% of net sales of the product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The Company recorded a charge of $1,000 for the payment to the Representative in the fourth quarter of 2022 and expensed the $85 per month charges as incurred over the six-month period. For payments under clause (b) and clause (c) above, the Company originally estimated the fair value of the liability using level 3 hierarchy inputs based on a Monte Carlo simulation of future revenues with a 25% quarterly estimated standard deviation of growth rates and a 10% probability of dissolution, discounted at an estimated discount rate of 15.4%. Based on the Company’s fair value analysis, a total of $2,611 was charged to sales and marketing expense in the statements of operations and comprehensive loss and recorded as accrued commissions in the balance sheets. For subsequent periods, the Company has used a discounted cash flow model with an estimated discount rate of 15.4% to adjust the liability for actual payments made and updated projections of the timing of future payments. A reconciliation of the liability under clause (b) and clause (c) for the three months ended March 31, 2025 is as follows:

Balance at January 1, 2025	$2,101
Amounts paid during 2025	(79)
Accretion	40
Balance at March 31, 2025	$2,062

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the other information set forth in our Annual Report of Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 26, 2025. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements, which involve risks and uncertainties. As a result of many factors, including but not limited to those set forth under “Risk Factors” in our Annual Report of Form 10-K filed with the Securities and Exchange Commission on March 26, 2025, our actual results may differ materially from those anticipated in these forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

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

We have incurred net losses since our inception in 2012. As of March 31, 2025, we had an accumulated deficit of approximately $72.4 million. To date, we have financed our operations primarily through public equity offerings, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

Reverse Stock Split

On September 6, 2024, we effected a 1-for-8 reverse stock split (the “2024 Reverse Stock Split”) by filing an amendment to our Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State. The 2024 Reverse Stock Split combined every eight shares of our common stock issued and outstanding immediately prior to effecting the 2024 Reverse Stock Split into one share of common stock. No fractional shares were issued in connection with the 2024 Reverse Stock Split. All historical share and per share amounts reflected throughout this document have been adjusted to reflect the 2024 Reverse Stock Split. The authorized number of shares and the par value per share of our common stock were not affected by the 2024 Reverse Stock Split.

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

Our gross margins have been and will continue to be affected by a variety of factors, including the cost to have our product manufactured for us, pricing pressure from increasing competition, decisions with regard to the level of overhead we choose to maintain, and the factors described above impacting our revenue.

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

Gain on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments consists of interest income and realized gains and losses from the sale of our investments in money market and corporate debt securities. Interest expense is related to borrowings, when applicable. Other income and expenses have not been significant to date.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
Statements of Operations Data:	2025	2024
Revenue	$726	$719
Cost of goods sold	403	249
Gross profit	323	470
Operating expenses:
Research and development	691	669
Sales and marketing	1,647	1,381
General and administrative	1,662	1,926
Total operating expenses	4,000	3,976
Loss from operations	(3,677)	(3,506)
Interest and other income (expense), net:
Gain on investments	61	27
Interest expense	—	(34)
Other expense	—	(63)
Net loss	$(3,616)	$(3,576)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended March 31,
Statements of Operations Data:	2025	2024
Revenue	100%	100%
Cost of goods sold	56	35
Gross profit	44	65
Operating expenses:
Research and development	95	93
Sales and marketing	227	192
General and administrative	229	268
Total operating expenses	551	553
Loss from operations	(506)	(488)
Interest and other income (expense), net:
Gain on investments	8	4
Interest expense	—	(5)
Other expense	—	(9)
Net loss	(498)%	(497)%

Comparison of the Three Months Ended March 31, 2025 and 2024 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$726	$719	$7	1%
Cost of goods sold	403	249	154	62%
Gross profit	$323	$470	$(147)	(31)%
Gross profit percentage	44%	65%

Revenue. The increase in revenue for the three months ended March 31, 2025 as compared to 2024 was primarily due to an increase in revenue per surgical procedure on a consistent number of surgical procedures in which The Catamaran System was used.

Cost of Goods Sold, Gross Profit, and Gross Margin. The change in cost of goods sold for the three months ended March 31, 2025 as compared to 2024 was due to the absorption of production overhead costs into our standard cost in 2024 and operating leverage created due to lower relative fixed costs.

Operating Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Research and development	$691	$669	$22	3%
Sales and marketing	1,647	1,381	266	19%
General and administrative	1,662	1,926	(264)	(14)%
Total operating expenses	$4,000	$3,976	$24	1%

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2025 increased as compared to 2024 primarily due to increased payroll and employee expenses ($87), partially offset by decreased professional fees ($55) and stock-based compensation ($18).

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2025 increased as compared to the same period in 2024 primarily due to increased commission expenses ($104), payroll and employee expenses ($116) and consulting and professional fees ($32), partially offset by decreases in stock-based compensation ($6).

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2025 decreased as compared to the same period in 2024 primarily due to decreased insurance costs ($199), stock-based compensation ($122), partially offset by increases in professional service fees ($25) and payroll and employee expenses ($59).

Gain on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments for the three months ended March 31, 2025 increased as compared to 2024 due to interest on our increased cash and cash equivalent balances. Interest expense for the three months ended March 31, 2024 related to our convertible debt. Other expense, net in 2024 was related to foreign exchange losses on the liquidation of our Swiss subsidiary.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $10.3 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering, additional stock offerings and the sale of our products. As of March 31, 2025, we had no outstanding debt.

As of March 31, 2025, we had an accumulated deficit of $72.4 million and we expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. Based upon our current operating plan, our existing cash and cash equivalents will not be sufficient to fund our operating expenses and working capital requirements through at least the next 12 months from the date these financial statements were available to be released. We plan to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues from The Catamaran System; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

As we attempt to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our sales and marketing efforts, research and development activities, or other operations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, and collaborations. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans. Due to the uncertainty in our ability to raise capital, management believes that there is substantial doubt in our ability to continue as a going concern for the next twelve months from the issuance of these condensed financial statements.

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(2,483)	$(2,338)	$(145)	(6)%
Investing activities	—	(119)	119	100%
Financing activities	6,259	4,371	1,888	43%
Effect of foreign currency translation on cash flow	—	46	(46)	(100)%
Net increase in cash and cash equivalents	$3,776	$1,960	$1,816	93%

The decrease in net cash used in operating activities for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to our increased net loss ($40), adjusted for decreases in non-cash stock-based compensation expenses ($146), in addition to increased accounts payable ($294), partially offset by decreases in accrued expenses ($303).

Cash used in investing activities for the three months ended March 31, 2024 consisted of purchases of property and equipment ($119).

Cash provided by financing activities for the three months ended March 31, 2025 consisted primarily of proceeds from the issuance of common stock from our securities purchase agreements ($4,010) and proceeds from the exercise of warrants under the inducement agreement ($3,057), partially offset by offering costs ($808). Cash provided by financing activities for the three months ended March 31, 2024 consisted primarily of proceeds from the issuance of Series A Convertible Preferred Stock ($2,437) and from the issuance of common stock ($1,934).

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from three other sources. Actual results could differ from these estimates under different assumptions or conditions. For the three months ended March 31, 2025, there were no significant changes to our existing critical accounting policies from those disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2025, and December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Securities Exchange Commission (“SEC”) on March 26, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

None.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-271648, filed on May 4, 2023)

3.2	Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)

3.3	Certificate of Designations, Rights and Preferences for Series A Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)

3.4	Amendment to Certificate of Designations, Rights and Preferences for Series A Preferred Stock (incorporated by reference to the Registrant’s Registration Statement No. 333-281531, filed on September 9, 2024)

3.5	Certificate of Designations, Rights and Preferences for Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)

4.1	Form of Representative’s Warrant in connection with the Registrant’s Initial Public Offering (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 15, 2022)

4.2	Form of publicly traded Warrant issued on June 16, 2023 (Incorporated by reference to exhibit 4.1 the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)

4.3	Form of Warrant Agency Agreement between the Company and VStock Transfer, LLC (incorporated by reference to exhibit 4.3 to the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)

4.4	Form of Warrant issued to investors on November 21, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)

4.5	Form of Warrant issued to investors in the Series A Preferred Stock on February 20, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)

4.6	Form of Warrant issued to the investors in the Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)

4.7	Description of Securities of the Registrant (incorporated by reference to the Registrant’s 8-A12B Registration Statement, filed on April 26, 2022)

4.8	Form of Series C-1 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)

4.9	Form of Series C-2 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)

10.1##	Employment Agreement dated June 1, 2021 between Steven M. Foster and the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)

10.2##	Employment Agreement dated June 1, 2021 between Richard Ginn and the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)

10.3##	Consulting Agreement dated May 7, 2021 by and between Richard Ferrari and the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)

10.4	Tennon Medical 2022 Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement No. 333-271648, filed on May 4, 2023)

10.5	Form of Securities Purchase Agreement between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2023)

10.6	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series A Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)

Exhibit Number	Description
10.7	Form of Securities Purchase Agreement entered into between the Registrant and investors in the November 2023 Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)

10.8	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)

10.9	Form of Inducement Letter, dated March 11, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)

19.1	Insider Trading Policy (incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2024)

21.1	List of Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-281531, filed on September 9, 2024)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and President of Tenon Medical, Inc.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Tenon Medical, Inc.

32.1**	Section 1350 Certification of the President and Chief Executive Officer of Tenon Medical, Inc.

32.2**	Section 1350 Certification of the Chief Financial Officer of Tenon Medical, Inc.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

##	Denotes management compensation plan, agreement or arrangement.

*	Filed herewith

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENON MEDICAL, INC.

Dated: May 13, 2025	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: May 13, 2025	/s/ Kevin Williamson
Steven Van Dick
Chief Financial Officer (Principal Financial and Accounting Officer)