Form 10-Q
period 2025-06-30
Tenon Medical, Inc.
filed 2025-08-13
CIK 1560293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41364

TENON MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5574718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 Cooper Court Los Gatos, CA 95032	(408) 649-5760
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TNON	The Nasdaq Stock Market LLC
Warrants	TNONW	The Nasdaq Stock Market LLC

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

As of August 13, 2025, the registrant had a total of 8,879,220 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements (Unaudited)

Tenon Medical, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$7,846	$6,535
Accounts receivable, net	770	863
Inventory, net	688	606
Prepaid expenses and other current assets	580	206
Total current assets	9,884	8,210
Property and equipment, net	842	752
Deposits	51	51
Operating lease right-of-use asset	268	399
Deferred offering costs	69	431
TOTAL ASSETS	$11,114	$9,843

Liabilities and Stockholders’ EQUITY
Current liabilities:
Accounts payable	$894	$369
Accrued expenses	1,108	910
Current portion of accrued commissions	271	303
Current portion of operating lease liability	290	287
Total current liabilities	2,563	1,869
Accrued commissions, net of current portion	1,838	1,862
Operating lease liability, net of current portion	—	141
Total liabilities	4,401	3,872
Commitments and contingencies (Notes 7 and 9)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 4,500,000 shares authorized at June 30, 2025 and December 31, 2024; 256,968 shares issued and outstanding at June 30, 2025 and December 31, 2024	3,300	3,300
Series B convertible preferred stock, $0.001 par value; 491,222 shares authorized at June 30, 2025 and December 31, 2024; 86,454 shares issued and outstanding at June 30, 2025 and December 31, 2024	452	452
Common stock, $0.001 par value; 130,000,000 shares authorized at June 30, 2025 and December 31, 2024; 7,592,217 and 3,138,804 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	8	3
Additional paid-in capital	78,084	70,962
Accumulated deficit	(75,131)	(68,746)
Total stockholders’ equity	6,713	5,971
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,114	$9,843

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$564	$901	$1,290	$1,620
Cost of sales	319	431	722	680
Gross Profit	245	470	568	940

Operating Expenses
Research and development	503	708	1,194	1,377
Sales and marketing	1,119	1,448	2,766	2,829
General and administrative	1,480	2,186	3,142	4,112
Total Operating Expenses	3,102	4,342	7,102	8,318

Loss from Operations	(2,857)	(3,872)	(6,534)	(7,378)

Other Income (Expense)
Gain on investments	88	39	149	66
Interest expense	—	—	—	(34)
Other income (expense), net	—	7	—	(56)
Total Other Income (Expense), net	88	46	149	(24)
Net Loss	$(2,769)	$(3,826)	$(6,385)	$(7,402)
Net Loss Per Share of Common Stock
Basic and diluted	$(0.36)	$(8.16)	$(1.14)	$(17.92)

Weighted-Average Shares of Common Stock Outstanding
Basic and diluted	7,591	469	5,605	413

Consolidated Statements of Comprehensive Loss:
Net loss	$(2,769)	$(3,826)	$(6,385)	$(7,402)
Foreign currency translation adjustment	—	—	—	46
Total comprehensive loss	$(2,769)	$(3,826)	$(6,385)	$(7,356)

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Unaudited)

(In thousands, except share data)

Three months ended June 30, 2025 and 2024:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2025	256,968	$3,300	86,454	$452	7,589,965	$8	$77,978	$(72,362)	$9,376
Stock-based compensation expense	—	—	—	—	—	—	417	—	417
Release of restricted stock units	—	—	—	—	2,252	—	—	—	—
Deferred financing costs	—	—	—	—	—	—	(311)	—	(311)
Net loss	—	—	—	—	—	—	—	(2,769)	(2,769)
Balance at June 30, 2025	256,968	$3,300	86,454	$452	7,592,217	$8	$78,084	$(75,131)	$6,713

Balance at March 31, 2024	256,968	$3,300	—	—	465,872	—	58,973	(58,649)	$3,624
Stock-based compensation expense	—	—	—	—	—	—	1,034	—	1,034
Release of restricted stock units	—	—	—	—	6,732	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,826)	(3,826)
Balance at June 30, 2024	256,968	$3,300	—	$—	472,604	$—	$60,007	$(62,475)	$832

Six months ended June 30, 2025 and 2024:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2024	256,968	$3,300	86,454	$452	3,138,804	$3	$70,962	$(68,746)	$—	$5,971
Stock-based compensation expense	—	—	—	—	—	—	1,289	—	—	1,289
Issuance of common stock, pre-funded warrants and warrants under inducement agreement, net of issuance costs	—	—	—	—	2,445,700	3	2,732	—	—	2,735
Issuance of common stock, prefunded warrants, and warrants, net of issuance costs	—	—	—	—	2,005,000	2	3,522	—	—	3,524
Release of restricted stock units	—	—	—	—	2,713	—	—	—	—	—
Deferred financing costs	—	—	—	—	—	—	(421)	—	—	(421)
Net loss	—	—	—	—	—	—	—	(6,385)		(6,385)
Balance at June 30, 2025	256,968	$3,300	86,454	$452	7,592,217	$8	$78,084	$(75,131)	$—	$6,713

Balance at December 31, 2023	—	—	—	—	325,039	—	55,897	(55,073)	(46)	778
Stock-based compensation expense	—	—	—	—	—	—	2,052			2,052
Issuance of common stock, net of issuance costs	—	—	—	—	140,430	—	1,804			1,804
Issuance of Series A preferred stock and warrants, net of issuance costs	256,968	3,300	—	—	—	—	254	—	—	3,554
Release of restricted stock units	—	—	—	—	7,135	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	46	46
Net loss	—	—	—	—	—	—	—	(7,402)		(7,402)
Balance at June 30, 2024	256,968	$3,300	—	$—	472,604	$—	$60,007	$(62,475)	$—	$832

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(6,385)	$(7,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,289	2,052
Depreciation and amortization	90	189
Provision for credit losses on accounts receivable	—	46
Amortization of operating right-of-use asset	131	121
Increase (decrease) in cash resulting from changes in:
Accounts receivable	93	(207)
Inventory	(70)	(55)
Prepaid expenses and other assets	(374)	(442)
Accounts payable	525	678
Accrued expenses	142	385
Operating lease liability	(138)	(123)
Net cash used in operating activities	(4,697)	(4,758)

Cash Flows from Investing Activities
Purchases of property and equipment	(192)	(119)
Cash used in investing activities	(192)	(119)

Cash Flows from Financing Activities
Gross proceeds from issuance of common stock, prefunded warrants and warrants	4,010	—
Gross proceeds from issuance of common stock, prefunded warrants and warrants under inducement agreement	3,057	—
Proceeds from issuance of Series A convertible preferred stock	—	2,605
Proceeds from issuance of common stock	—	1,990
Offering costs	(867)	(224)
Net cash provided by financing activities	6,200	4,371

Effect of foreign currency translation on cash flow	—	46
Net Increase (Decrease) in Cash and Cash Equivalents	1,311	(460)

Cash and Cash Equivalents at Beginning of Period	6,535	2,428
Cash and Cash Equivalents at End of Period	$7,846	$1,968

Supplemental Disclosures of Cash Flow Information
Non-cash investing and financing activities:
Warrant modification costs	$1,402	—
Preferred stock issued upon conversion of debt and accrued interest	$—	1,186
Reclassification of deferred offering costs to additional paid-in capital	$421	130

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements (unaudited)
(in thousands, except share and per-share data)

1.  Organization and Business

Nature of operations

Tenon Medical, Inc. (the “Company”) was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. The Company is a medical device company dedicated to transforming care for patients with sacroiliac joint (the “SI Joint”) disorders that has developed The Catamaran™ SI Joint Fusion System (“The Catamaran System”) that offers a novel, less invasive approach to the SI Joint using a single, robust, titanium implant for treatment of the most common types of SI Joint disorders that cause lower back pain. The Company received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for The Catamaran System and is currently focused on the US market. Since the national launch of The Catamaran System in October 2022, the Company is focused on three commercial opportunities: 1) Primary SI Joint procedures, 2) Revision procedures of failed SI Joint implants and 3) SI Joint fusion adjunct to a spine fusion construct.

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

The Company’s significant accounting policies are disclosed in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2025.

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

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System. Based on the Company’s expected level of revenues and expenditures, the Company believes that its existing cash and cash equivalents as of June 30, 2025 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations (see Note 6). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes

Income taxes are recorded in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. Under this method, the Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, the Company is unable, at this time, to support the determination that it is more likely than not that its deferred tax assets will be utilized in the future. Accordingly, the Company recorded a full valuation allowance as of June 30, 2025 and December 31, 2024. The Company intends to maintain valuation allowances until sufficient evidence exists to support its reversal. The Company also expects the usage of the net operating loss carryforwards will be limited based on changes in the Company’s ownership.

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

The Company had the following dilutive common stock equivalents as of June 30, 2025 and 2024 which were excluded from the calculation because their effect was anti-dilutive:
	June 30, 2025	June 30, 2024
Outstanding restricted stock units	94,470	14,978
Outstanding stock options	13,697	11,703
Outstanding warrants	5,956,010	262,496
Common shares convertible from preferred stock	1,654,191	323,322
Total	7,718,368	612,499

Adoption of New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires additional tax disclosures about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This guidance is effective on a prospective basis, with the option to apply it retrospectively, for fiscal years beginning after December 15, 2025. The adoption of ASU 2023-09 will expand the Company’s income tax disclosures in its Annual Report on Form 10-K, but will have no impact on reported income tax (benefit) expense or related tax assets or liabilities.

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

3. Property and Equipment, net

Property and equipment, net, consisted of the following:

	June 30, 2025	December 31, 2024
Catamaran tray sets	$880	$785
Construction in progress	619	541
IT equipment	56	56
Leasehold improvements	15	15
Lab equipment	21	14
Office furniture	9	9
Property and equipment, gross	1,600	1,420
Less: accumulated depreciation	(758)	(668)
Property and equipment, net	$842	$752

Construction in progress is made up of reusable components that will become reusable Catamaran tray sets. Depreciation expense was approximately $48 and $86 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was approximately $90 and $173 for the six months ended June 30, 2025 and 2024, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accrued compensation	$652	$416
Accrued professional services fees	154	271
Other accrued expenses	302	223
Total accrued expenses	$1,108	$910

5. Leases

In June 2021, the Company entered into a facility lease agreement for its company headquarters in Los Gatos, California. This non-cancellable operating lease expires in June 2026. Operating lease costs for the facility lease were $73 and $73 for the three months ended June 30, 2025 and 2024, respectively, and were $146 and $146 for the six months ended June 30, 2025 and 2024, respectively.

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2025	2024
Operating lease right-of-use assets	$268	$399

Operating lease liability, current	$(290)	$(287)
Operating lease liability, noncurrent	—	(141)
Total operating lease liabilities	$(290)	$(428)

Future maturities of operating lease liabilities as of June 30, 2025 were as follows:

2025	$158
2026	144
Total lease payments	302
Less: imputed interest	(12)
Present value of operating lease liabilities	$290

Other information:

Cash paid for operating leases for the six months ended June 30, 2025	$153
Cash paid for operating leases for the six months ended June 30, 2024	$148
Remaining lease term - operating leases (in years)	1.00
Average discount rate - operating leases	8.0%

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

At-the-Market Offering Program

On May 4, 2023, the Company entered into an Equity Distribution Agreement to establish an at-the-market offering program, under which the Company may sell from time to time, at its option, shares of its common stock having an aggregate gross sales price of $5.5 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. No shares were sold under the program during the three months ended June 30, 2025 and 2024. During the six months ended June 30, 2025 and 2024, 0 and 129,199 shares of the Company’s common stock, respectively, were sold under the program at a weighted-average price of $0 and $14.63 per share with aggregate proceeds, net of current and deferred issuance costs, of $0 and $1,709, respectively.

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

No shares were sold under the program during the three months ended June 30, 2025 and 2024. During the six months ended June 30, 2025 and 2024, 0 and 11,231 shares of the Company’s common stock were sold under the program, respectively, at a weighted-average price of $0 and $8.90 per share, respectively, with aggregate net proceeds of $95.

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

A summary of the Company’s stock option and restricted stock unit activity under its plans is as follows:

	Number of Shares Subject to Outstanding Stock Options	Weighted Average Exercise Price per Share	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2024	11,322	$20.79	20,224	$99.58
Granted	5,000	$1.11	77,150	$1.85
Released	—	—	(2,252)	$615.59
Forfeited	(2,625)	$5.36	(191)	$708.80
Outstanding at June 30, 2025	13,697	$16.56	94,470	$3.72

The following table sets forth stock-based compensation expense recognized for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$208	$358	$557	$725
Sales and marketing	27	34	64	77
General, and administrative	182	642	668	1,250
Total stock-based compensation expense	$417	$1,034	$1,289	$2,052

At June 30, 2025, there were 70,387 shares available for issuance under the 2022 Plan.

Warrants

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

The fair value of the Series C-1 Warrants on the grant date was $0.97 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.0%. The fair value of the Series C-2 Warrants on the grant date was $0.80 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 3.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.0%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. The Company recorded the excess of the incremental value of the modified Series A New Warrants and Series B New Warrants and the fair value of the Series C Warrants over the cash proceeds from the exercise of the modified Series A New Warrants and Series B New Warrants as equity offering costs. All of the Series C Warrants remain outstanding as of June 30, 2025.

Series D Warrants

On March 25, 2025, in connection with a securities purchase agreement, the Company issued warrants to purchase up to 733,500 shares of its common stock at an exercise price of $2.00 per share (the “Series D Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance. The fair value of the Series D Warrants on the grant date was $2.72 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.1%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. All of the Series D Warrants remain outstanding as of June 30, 2025.

Series E Warrants

Also on March 25, 2025, in connection with a securities purchase agreement, the Company issued warrants to purchase up to 1,271,500 shares of its common stock at an exercise price of $2.00 per share (the “Series E Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance. The fair value of the Series E Warrants on the grant date was $2.72 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.1%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. All of the Series E Warrants remain outstanding as of June 30, 2025.

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

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement. In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company, (b) 20% of net sales of the product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The Company recorded a charge of $1,000 for the payment to the Representative in the fourth quarter of 2022 and expensed the $85 per month charges as incurred over the six-month period. For payments under clause (b) and clause (c) above, the Company originally estimated the fair value of the liability using level 3 hierarchy inputs based on a Monte Carlo simulation of future revenues with a 25% quarterly estimated standard deviation of growth rates and a 10% probability of dissolution, discounted at an estimated discount rate of 15.4%. Based on the Company’s fair value analysis, a total of $2,611 was charged to sales and marketing expense in the statements of operations and comprehensive loss and recorded as accrued commissions in the balance sheets. For subsequent periods, the Company has used a discounted cash flow model with an estimated discount rate of 15.4% to adjust the liability for actual payments made and updated projections of the timing of future payments. A reconciliation of the liability under clause (b) and clause (c) for the six months ended June 30, 2025 is as follows:

Balance at January 1, 2025	$2,101
Amounts paid during 2025	(140)
Accretion	44
Balance at June 30, 2025	$2,005

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

8.  Reportable Segment

The Company operates in one business segment, the SI Joint segment. The SI Joint segment derives revenue from the sale of the Catamaran System for treatment of the most common types of SI Joint disorders that cause lower back pain, which is the Company’s only product. The chief operating decision maker, which is the Company’s senior executive committee that includes the chief executive officer, the chief financial officer and the chief technology officer, assesses the performance of the SI Joint segment and decides how to allocate resources based on net income which is reported in the consolidated statements of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets.

The chief operating decision maker uses net loss to evaluate income generated from segment assets in deciding whether to continue investing in the segment. Net loss is used to monitor budget versus actual results, to prepare operating budgets, and to assess the performance of the segment and in establishing management compensation. The Company does not have intra-entity sales or transfers.

The following table presents selected financial information for the Company’s single business segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$564	$901	$1,290	$1,620
Less:
Cost of sales	319	431	722	680
Research and development	503	708	1,194	1,377
Sales and marketing	1,119	1,448	2,766	2,829
General and administrative	1,480	2,186	3,142	4,112
Total Other Income (Expense), net	88	46	149	(24)
Net Loss	$(2,769)	$(3,826)	$(6,385)	$(7,402)

9. Subsequent Event

The SImmetry Acquisition

On August 1, 2025 (the “SI Closing Date”), the Company entered into an asset purchase agreement (the “SI APA”) by and between the Company and SiVantage, Inc., a Delaware corporation (“SI”), pursuant to which the Company acquired substantially all of the assets of SI, including the assignment of its intellectual property related to sacropelvic fixation and fusion procedures (the “SI Products”), and assumed certain of its current liabilities and contract obligations, as set forth in the SI APA (the “SImmetry Acquisition”). The SImmetry Acquisition closed on the SI Closing Date.

On the SI Closing Date, SI received, as consideration for the SImmetry Acquisition, the purchase price consisting of: (i) $750,000 in cash; (ii) 710,300 shares of the Company’s common stock, of which 473,533 are to be held in by the Company for a period of one-year as security to satisfy any indemnification claims against SI in accordance with the SI APA; (iii) a royalty equal to 15% of the sales of all SI Products during the one-year period following the SI Closing Date and 10% of the sales of all SI Products during the following four-year period, subject to a cap of $5.0 million; and (iv) a deferred cash payment of up to a maximum of approximately $1.3 million in the event that the all of the currently issued and outstanding warrants of the Company are exercised (which deferred cash payment will be made pro rata based on the actual number of warrants exercised).

In addition, during the three-year period following the SI Closing Date, the Company will issue SI additional shares of its common stock upon the achievement of the following milestones:

●	upon the Company having $1 million in aggregate sales of the SI Products after the SI Closing Date, the Company will issue SI an additional 276,228 shares of its common stock;

●	upon the Company achieving $10 million in aggregate sales of the SI Products after the SI Closing Date, the Company will issue SI an additional 276,228 shares of its common stock; and

●	upon the Company achieving $20 million in aggregate sales of the SI Products after the SI Closing Date, the Company will issue SI an additional 314,900 shares of its common stock.

The SIMPL Acquisition

On August 1, 2025, the Company entered into an asset purchase agreement (the “ SIMPL APA”) by and between the Company and SIMPL Medical, LLC, a Delaware limited liability (“SIMPL”), pursuant to which the Company acquired substantially all of the assets of SIMPL, including the assignment of its intellectual property related to posterior sacroiliac implant technology (the “SIMPL Products”), and assumed certain of its contract obligations, as set forth in the SIMPL APA (the “SIMPL Acquisition”). The SIMPL Acquisition closed on August 4, 2025.

The aggregate purchase price for the SIMPL Acquisition payable by the Company is a royalty equal to 30% of the net revenue received by the Company from the sale of any SIMPL Products during the five-year period following the first commercial sale of any SIMPL Products; provided that in the event that the aggregate royalty payments made by the Company to SIMPL exceed $20.0 million, then from and after such time, the Company shall pay SIMPL 20% of the net revenue received by the Company from the sale of any SIMPL Products during the remainder of such five-year period. The royalty payments noted above shall be paid quarterly by the Company. The Company has the option, subject to certain limitations, to pay up to 33.3% of any quarterly royalty by the issuance of its shares of common stock, based upon the trailing 10-day VWAP at the end of any applicable quarter.

The SI APA and the SIMPL APA also include various representations, warranties, covenants and indemnities.

Employment Agreements

In connection with the SImmetry Acquisition, the Company has executed employment agreements with two former executives of SI, Wyatt Geist (“Geist”), who has been hired by the Company as Chief Innovation Officer and Nate Grawey (“Grawey”), who has been hired by the Company as Chief Commercial Officer.

The Employment Agreements for Geist and Grawey (collectively the “Employment Agreements”), are at-will employment agreements and provide each of Geist and Grawey with (i) base salary of $290,000; (ii) monthly commissions for sales by the Company above $250,000 as set forth in the Employment Agreements; (iii) 138,114 shares of restricted stock equal to 1.75% that are subject to vesting as described in the Employment Agreements; and (iv) other employee benefits applicable to senior executives of the Company.

Accounting

The SImmetry Acquisition, the SIMPL Acquisition and the Employment Agreements are in the process of being evaluated, and management expects that the transactions will be accounted for as a business combination. The Company is in the process of determining the fair value of the tangible assets, intangible assets and liabilities acquired, as well as the acquisition purchase price, and will disclose supplemental pro-forma information in a Current Report on Form 8-K when it is available.

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

We have incurred net losses since our inception in 2012. As of June 30, 2025, we had an accumulated deficit of approximately $75.1 million. To date, we have financed our operations primarily through public equity offerings, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

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

Cost of Goods Sold, Gross Profit, and Gross Margin

We utilize contract manufacturers for production of The Catamaran System implants and Catamaran Tray Sets. Cost of goods sold consists primarily of costs of the components of The Catamaran System implants and instruments, depreciation of Catamaran tray sets, overhead related to operations personnel and facility costs, quality inspection, packaging, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. We anticipate that certain of our cost of goods sold will increase in absolute dollars as case levels increase.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations Data:	2025	2024	2025	2024
Revenue	$564	$901	$1,290	$1,620
Cost of goods sold	319	431	722	680
Gross profit	245	470	568	940
Operating expenses:
Research and development	503	708	1,194	1,377
Sales and marketing	1,119	1,448	2,766	2,829
General and administrative	1,480	2,186	3,142	4,112
Total operating expenses	3,102	4,342	7,102	8,318
Loss from operations	(2,857)	(3,872)	(6,534)	(7,378)
Interest and other income (expense), net:
Gain on investments	88	39	149	66
Interest expense	—	—	—	(34)
Other income (expense)	—	7	—	(56)
Net loss	$(2,769)	$(3,826)	$(6,385)	$(7,402)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations Data:	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of goods sold	57	48	56	42
Gross profit	43	52	44	58
Operating expenses:
Research and development	89	79	93	85
Sales and marketing	198	161	214	175
General and administrative	262	243	244	254
Total operating expenses	550	482	551	513
Loss from operations	(507)	(430)	(507)	(455)
Interest and other income (expense), net:
Gain on investments	16	4	12	4
Interest expense	—	—	—	(2)
Other expense	—	1	—	(3)
Net loss	(491)%	(425)%	(495)%	(457)%

Comparison of the Three and Six Months Ended June 30, 2025 and 2024 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$564	$901	$(337)	(37)%
Cost of goods sold	319	431	(112)	(26)%
Gross profit	$245	$470	$225	(48)%
Gross profit percentage	43%	52%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$1,290	$1,620	$(330)	(20)%
Cost of goods sold	722	680	42	6%
Gross profit	$568	$940	$(372)	(40)%
Gross profit percentage	44%	58%

Revenue. The decrease in revenue for the three and six months ended June 30, 2025 as compared to the same periods in 2024 was primarily due to a decrease in the number of surgical procedures in which The Catamaran System was used, while implants per procedure remained relatively constant.

Cost of Goods Sold, Gross Profit, and Gross Margin. The change in cost of goods sold for the three and six months ended June 30, 2025 as compared to the same periods in 2024 was due to the absorption of production overhead costs into our standard cost in 2024 and operating leverage created due to lower relative fixed costs.

Operating Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Research and development	$503	$708	$(205)	(29)%
Sales and marketing	1,119	1,448	(329)	(23)%
General and administrative	1,480	2,186	(706)	(32)%
Total operating expenses	$3,102	$4,342	$(1,240)	(29)%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Research and development	$1,197	$1,377	$(183)	(13)%
Sales and marketing	2,766	2,829	(63)	(2)%
General and administrative	3,142	4,112	(970)	(24)%
Total operating expenses	$7,102	$8,318	$(1,216)	(15)%

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2025 decreased as compared to 2024 primarily due to decreased professional fees ($58) and stock-based compensation ($150), partially offset by increased payroll and employee expenses ($13). Research and development expenses for the six months ended June 30, 2025 decreased as compared to 2024 primarily due to decreased professional fees ($139) and stock-based compensation ($168), partially offset by increased payroll and employee expenses ($100).

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2025 decreased as compared to the same period in 2024 primarily due to decreased commission expenses ($251), payroll and employee expenses ($58), consulting and professional fees ($34), and stock-based compensation ($7). Sales and marketing expenses for the six months ended June 30, 2025 decreased as compared to the same period in 2024 primarily due to decreased commission expenses ($148) and stock-based compensation ($13), partially offset by increases in payroll and employee expenses ($58) and professional fees ($11).

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2025 decreased as compared to the same period in 2024 primarily due to decreased stock-based compensation ($461), insurance costs ($221) and professional service fees ($26), partially offset by increases in payroll and employee expenses ($31). General and administrative expenses for the six months ended June 30, 2025 decreased as compared to the same period in 2024 primarily due to decreased stock-based compensation ($582), insurance costs ($325) and professional service fees ($70), partially offset by increases in payroll and employee expenses ($86).

Gain on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments for the three and six months ended June 30, 2025 increased as compared to the same periods in 2024 due to interest on our increased cash and cash equivalent balances. Interest expense for the six months ended June 30, 2024 related to our convertible debt. Other income (expense), net in 2024 was related to foreign exchange losses on the liquidation of our Swiss subsidiary.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $7.8 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering, additional stock offerings and the sale of our products. As of June 30, 2025, we had no outstanding debt.

As of June 30, 2025, we had an accumulated deficit of $75.1 million and we expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. Based upon our current operating plan, our existing cash and cash equivalents will not be sufficient to fund our operating expenses and working capital requirements through at least the next 12 months from the date these financial statements were filed. We plan to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues from The Catamaran System; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

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

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(4,697)	$(4,758)	$61	(1)%
Investing activities	(192)	(119)	(73)	61%
Financing activities	6,200	4,371	1,829	42%
Effect of foreign currency translation on cash flow	—	46	(46)	(100)%
Net increase (decrease) in cash and cash equivalents	$1,311	$(460)	$1,771	(385)%

The decrease in net cash used in operating activities for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily attributable to our decreased net loss ($1,017), adjusted for decreases in non-cash stock-based compensation expenses ($763), in addition to decreased accounts payable ($153) and accrued expenses ($243), partially offset by decreases in accounts receivable ($300).

Cash used in investing activities for the six months ended June 30, 2025 and 2024 consisted of purchases of property and equipment ($192 and $119, respectively).

Cash provided by financing activities for the six months ended June 30, 2025 consisted primarily of proceeds from the issuance of common stock from our securities purchase agreements ($4,010) and proceeds from the exercise of warrants under the inducement agreement ($3,057), partially offset by offering costs ($867). Cash provided by financing activities for the six months ended June 30, 2024 consisted primarily of proceeds from the issuance of Series A Convertible Preferred Stock ($2,605) and from the issuance of common stock ($1,990), partially offset by offering costs ($224).

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from three other sources. Actual results could differ from these estimates under different assumptions or conditions. For the six months ended June 30, 2025, there were no significant changes to our existing critical accounting policies from those disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2025, and December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

To the extent reasonably possible given our limited resources, we are taking measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, during the six months ended June 30, 2025, there were no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Securities Exchange Commission (“SEC”) on March 26, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

None.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-271648, filed on May 4, 2023)
3.2	Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
3.3	Certificate of Designations, Rights and Preferences for Series A Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
3.4	Amendment to Certificate of Designations, Rights and Preferences for Series A Preferred Stock (incorporated by reference to the Registrant’s Registration Statement No. 333-281531, filed on September 9, 2024)
3.5	Certificate of Designations, Rights and Preferences for Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
4.1	Form of Representative’s Warrant in connection with the Registrant’s Initial Public Offering (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 15, 2022)
4.2	Form of publicly traded Warrant issued on June 16, 2023 (Incorporated by reference to exhibit 4.1 the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)
4.3	Form of Warrant Agency Agreement between the Company and VStock Transfer, LLC (incorporated by reference to exhibit 4.3 to the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)
4.4	Form of Warrant issued to investors on November 21, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)
4.5	Form of Warrant issued to investors in the Series A Preferred Stock on February 20, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
4.6	Form of Warrant issued to the investors in the Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
4.7	Description of Securities of the Registrant (incorporated by reference to the Registrant’s 8-A12B Registration Statement, filed on April 26, 2022)
4.8	Form of Series C-1 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
4.9	Form of Series C-2 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
10.1##	Employment Agreement dated June 1, 2021 between Steven M. Foster and the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
10.2##	Employment Agreement dated June 1, 2021 between Richard Ginn and the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
10.3##	Consulting Agreement dated May 7, 2021 by and between Richard Ferrari and the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
10.4	Tennon Medical 2022 Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement No. 333-271648, filed on May 4, 2023)
10.5	Form of Securities Purchase Agreement between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2023)
10.6	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series A Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
10.7	Form of Securities Purchase Agreement entered into between the Registrant and investors in the November 2023 Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)
10.8	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
10.9	Form of Inducement Letter, dated March 11, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
19.1	Insider Trading Policy (incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2024)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-281531, filed on September 9, 2024)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and President of Tenon Medical, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Tenon Medical, Inc.
32.1**	Section 1350 Certification of the President and Chief Executive Officer of Tenon Medical, Inc.
32.2**	Section 1350 Certification of the Chief Financial Officer of Tenon Medical, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

##	Denotes management compensation plan, agreement or arrangement
*	Filed herewith
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENON MEDICAL, INC.

Dated: August 13, 2025	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director
(Principal Executive Officer)

Dated: August 13, 2025	/s/ Kevin Williamson
Kevin Williamson
Chief Financial Officer
(Principal Financial and Accounting Officer)