Form 10-Q
period 2025-09-30
Tenon Medical, Inc.
filed 2025-11-13
CIK 1560293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 13, 2025, the registrant had a total of 8,605,740 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements (Unaudited)

Tenon Medical, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,442	$6,535
Accounts receivable, net	1,311	863
Inventory, net	1,364	606
Prepaid expenses and other current assets	428	206
Total current assets	6,545	8,210
Property and equipment, net	663	752
Deposits	51	51
Operating lease right-of-use asset	200	399
Deferred offering costs	—	431
Intangible assets, net	500	—
Goodwill (Note 3)	2,407	—
TOTAL ASSETS	$10,366	$9,843

Liabilities and Stockholders’ EQUITY
Current liabilities:
Accounts payable	$625	$369
Accrued expenses	1,514	910
Current portion of accrued commissions	686	303
Current portion of operating lease liability	216	287
Total current liabilities	3,041	1,869
Accrued commissions, net of current portion	1,516	1,862
Operating lease liability, net of current portion	—	141
Contingent consideration (Note 3)	1,011	—
Total liabilities	5,568	3,872
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 4,500,000 shares authorized at September 30, 2025 and December 31, 2024; 204,159 and 256,968 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2,622	3,300
Series B convertible preferred stock, $0.001 par value; 491,222 shares authorized at September 30, 2025 and December 31, 2024; 86,454 shares issued and outstanding at September 30, 2025 and December 31, 2024	452	452
Common stock, $0.001 par value; 130,000,000 shares authorized at September 30, 2025 and December 31, 2024; 8,605,508 and 3,138,804 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9	3
Additional paid-in capital	80,185	70,962
Accumulated deficit	(78,470)	(68,746)
Total stockholders’ equity	4,798	5,971
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,366	$9,843

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,173	$887	$2,463	$2,507
Cost of sales	400	469	1,122	1,149
Gross Profit	773	418	1,341	1,358

Operating Expenses
Research and development	428	657	1,622	2,034
Sales and marketing	1,538	1,212	4,304	4,041
General and administrative	2,199	1,764	5,341	5,876
Total Operating Expenses	4,165	3,633	11,267	11,951

Loss from Operations	(3,392)	(3,215)	(9,926)	(10,593)

Other Income (Expense)
Gain on investments	53	31	202	97
Interest expense	—	—	—	(34)
Other expense, net	—	—	—	(56)
Total Other Income, net	53	31	202	7
Net Loss	$(3,339)	$(3,184)	$(9,724)	$(10,586)
Net Loss Per Share of Common Stock
Basic and diluted	$(0.40)	$(3.63)	$(1.48)	$(18.60)

Weighted-Average Shares of Common Stock Outstanding
Basic and diluted	8,250	877	6,581	569

Consolidated Statements of Comprehensive Loss:
Net loss	$(3,339)	$(3,184)	$(9,724)	$(10,586)
Foreign currency translation adjustment	—	—	—	46
Total comprehensive loss	$(3,339)	$(3,184)	$(9,724)	$(10,540)

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Unaudited)

(In thousands, except share data)

Three months ended September 30, 2025 and 2024:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2025	256,968	$3,300	86,454	$452	7,592,217	$8	$78,084	$(75,131)	$6,713
Stock-based compensation expense	—	—	—	—	—	—	58	—	58
Shares issued for acquisition of assets of SiVantage, Inc.	—	—	—	—	710,300	1	1,365	—	1,366
Issuance of common stock upon conversion of Series A convertible preferred stock	(52,809)	(678)	—	—	300,005	—	678	—	—
Release of restricted stock units	—	—	—	—	2,986	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,339)	(3,339)
Balance at September 30, 2025	204,159	$2,622	86,454	$452	8,605,508	$9	$80,185	$(78,470)	$4,798

Balance at June 30, 2024	256,968	$3,300	—	—	472,604	—	60,007	(62,475)	$832
Stock-based compensation expense	—	—	—	—	—	—	910	—	910
Issuance of Series B preferred stock and warrants, net of issuance costs	—	—	86,454	452	—	—	37	—	489
Issuance of common stock, prefunded warrants, and warrants, net of issuance costs	—	—	—	—	55,000	—	3,826	—	3,862
Issuance of common stock upon exercise of prefunded warrants	—	—	—	—	1,167,850	1	(1)	—	—
Issuance of common stock and warrants under inducement agreement	—	—	—	—	1,222,850	1	4,305	—	4,306
Issuance of common stock upon exercise of warrants	—	—	—	—	32,266	—	812	—	812
Issuance of common stock, net of issuance cost	—	—	—	—	37,618	—	164	—	164
Issuance of common stock for reverse stock split	—	—	—	—	147,825	1	(1)	—	—
Net loss	—	—	—	—	—	—	—	(3,184)	(3,184)
Balance at September 30, 2024	256,968	$3,300	86,454	$452	3,136,013	$3	$70,095	$(65,659)	$8,191

Nine months ended September 30, 2025 and 2024:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2024	256,968	$3,300	86,454	$452	3,138,804	$3	$70,962	$(68,746)	$—	$5,971
Stock-based compensation expense	—	—	—	—	—	—	1,347	—	—	1,347
Issuance of common stock, pre-funded warrants and warrants under inducement agreement, net of issuance costs	—	—	—	—	2,445,700	3	2,732	—	—	2,735
Issuance of common stock, prefunded warrants, and warrants, net of issuance costs	—	—	—	—	2,005,000	2	3,522	—	—	3,524
Shares issued for acquisition of assets of SiVantage, Inc.	—	—	—	—	710,300	1	1,365	—	—	1,366
Issuance of common stock upon conversion of Series A convertible preferred stock	(52,809)	(678)	—	—	300,005		678	—	—	—
Release of restricted stock units	—	—	—	—	5,699	—	—	—	—	—
Deferred financing costs	—	—	—	—	—	—	(421)	—	—	(421)
Net loss	—	—	—	—	—	—	—	(9,724)	—	(9,724)
Balance at September 30, 2025	204,159	$2,622	86,454	$452	8,605,508	$9	$80,185	$(78,470)	$—	$4,798

Balance at December 31, 2023	—	$—	—	$—	325,039	$—	$55,897	$(55,073)	$(46)	$778
Stock-based compensation expense	—	—	—	—	—	—	2,962	—	—	2,962
Issuance of Series A preferred stock and warrants, net of issuance costs	256,968	3,300	—	—	—	—	254	—	—	3,554
Issuance of Series B preferred stock and warrants, net of issuance costs	—	—	86,454	452	—	—	37	—	—	489
Issuance of common stock, prefunded warrants, and warrants, net of issuance costs	—	—	—	—	55,000	—	3,862	—	—	3,862
Issuance of common stock upon exercise of prefunded warrants	—	—	—	—	1,167,850	1	(1)	—	—	—
Issuance of common stock and warrants under inducement agreement	—	—	—	—	1,222,850	1	4,305	—	—	4,306
Issuance of common stock upon exercise of warrants	—	—	—	—	32,266	—	812	—	—	812
Issuance of common stock, net of issuance costs	—	—	—	—	178,048	—	1,968	—	—	1,968
Release of restricted stock units	—	—	—	—	7,135	—	—	—	—	—
Issuance of common stock for reverse stock split	—	—	—	—	147,825	1	(1)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	46	46
Net loss	—	—	—	—	—	—	—	(10,586)	—	(10,586)
Balance at September 30, 2024	256,968	$3,300	86,454	$452	3,136,013	$3	$70,095	$(65,659)	$—	$8,191

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(9,724)	$(10,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,347	2,962
Depreciation and amortization	167	291
Provision for credit losses on accounts receivable	—	46
Amortization of operating right-of-use asset	199	183
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(448)	(404)
Inventory	(554)	(53)
Prepaid expenses and other assets	(203)	(154)
Accounts payable	266	660
Accrued expenses	641	143
Operating lease liability	(212)	(189)
Net cash used in operating activities	(8,521)	(7,101)

Cash Flows from Investing Activities
Purchase of assets from SiVantage, Inc.	(750)	—
Purchases of property and equipment	(81)	(223)
Cash used in investing activities	(831)	(223)

Cash Flows from Financing Activities
Gross proceeds from issuance of common stock, prefunded warrants and warrants	4,010	4,500
Gross proceeds from issuance of common stock, prefunded warrants and warrants under inducement agreement	3,057	4,647
Gross proceeds from issuance of Series A convertible preferred stock	—	2,605
Gross proceeds from issuance of Series B convertible preferred stock	—	550
Gross proceeds from issuance of common stock	—	2,163
Gross proceeds from issuance of common stock upon exercise of warrants	—	812
Offering costs	(808)	(1,265)
Net cash provided by financing activities	6,259	14,012

Effect of foreign currency translation on cash flow	—	46
Net (Decrease) Increase in Cash and Cash Equivalents	(3,093)	6,734

Cash and Cash Equivalents at Beginning of Period	6,535	2,428
Cash and Cash Equivalents at End of Period	$3,442	$9,162

Supplemental Disclosures of Cash Flow Information
Non-cash investing and financing activities:
Warrant modification costs	$1,402	$992
Preferred stock issued upon conversion of debt and accrued interest	$—	$1,186
Reclassification of deferred offering costs to additional paid-in capital	$421	$238
Common stock issued upon conversion of Series A preferred stock	$678	$—
Common stock issued for purchase of assets from SiVantage, Inc.	$1,366	$—
Contingent consideration for purchase of assets from SiVantage, Inc.	$1,011	$—

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements (unaudited) (in thousands, except share and per-share data)

1.  Organization and Business

Nature of operations

Tenon Medical, Inc. (the “Company”) was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. The Company is a medical device company dedicated to transforming care for patients with certain sacro-pelvic disorders. The Company has developed The Catamaran™ SI Joint Fusion System (“The Catamaran System”) that offers a novel, less invasive approach to the SI Joint using a single, robust, titanium implant for treatment of the most common types of SI Joint disorders that cause lower back pain. The Company received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for The Catamaran System and is currently focused on the US market. Since the national launch of The Catamaran System in October 2022, the Company is focused on three commercial opportunities: 1) Primary SI Joint procedures, 2) Revision procedures of failed SI Joint implants and 3) SI Joint fusion adjunct to a spine fusion construct. In August 2025, the Company closed the SImmetry Acquisition and the SIMPL Acquisition, as described in Note 3, purchasing substantially all of the assets of SiVantage, Inc., including the SImmetry SI Joint Fusion System that treats disorders of the sacroiliac joint (the “SI Joint”) using a single, robust, titanium implant.

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

The Company’s significant accounting policies are disclosed in the Annual Report. Material changes in the Company’s significant accounting policies during the nine months ended September 30, 2025 include accounting for business combinations as described below.

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

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System. Based on the Company’s expected level of revenues and expenditures, the Company believes that its existing cash and cash equivalents as of September 30, 2025 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations (see Note 11). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the determination of acquisition purchase price and the allocation of purchase price to the fair values of assets acquired and liabilities assumed, collectability of accounts receivable, accrued liabilities, accrued commissions, obsolescence of inventory and stock-based compensation.

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

Business Combinations

The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets acquired are amortized over the expected life of the asset. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows, estimates of appropriate discount rates, estimated useful lives of the intangible assets acquired and other factors. Although the Company believes the assumptions and estimates made have been reasonable and appropriate, actual results may vary significantly from estimated results. The Company’s assumptions and estimates are subject to refinement and, as a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. Under this method, the Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, the Company is unable, at this time, to support the determination that it is more likely than not that its deferred tax assets will be utilized in the future. Accordingly, the Company recorded a full valuation allowance as of September 30, 2025 and December 31, 2024. The Company intends to maintain valuation allowances until sufficient evidence exists to support its reversal. The Company also expects the usage of the net operating loss carryforwards will be limited based on changes in the Company’s ownership.

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

The Company had the following dilutive common stock equivalents as of September 30, 2025 and 2024 which were excluded from the calculation because their effect was anti-dilutive:

	September 30, 2025	September 30, 2024
Outstanding restricted stock units	91,484	16,839
Outstanding stock options	17,697	9,322
Outstanding warrants	5,956,010	2,728,160
Common shares convertible from preferred stock	1,374,328	896,661
Total	7,439,519	3,650,982

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and contract assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public companies, ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting this guidance on its condensed financial statements.

3. Acquisition

On August 1, 2025 (the “SI Closing Date”), the Company entered into an asset purchase agreement (the “SI APA”) with SiVantage, Inc., a Delaware corporation (“SI”), pursuant to which the Company acquired substantially all of the assets of SI, including the assignment of its intellectual property related to sacropelvic fixation and fusion procedures (the “SI Products”), and assumed certain of its current liabilities and contract obligations, as set forth in the SI APA (the “SImmetry Acquisition”). The SImmetry Acquisition closed on the SI Closing Date.

On the SI Closing Date, SI received, as consideration for the SImmetry Acquisition, the purchase price consisting of: (i) $750,000 in cash; (ii) 710,300 shares of the Company’s common stock, of which 473,533 are to be held by the Company for a period of one-year as security to satisfy any indemnification claims against SI in accordance with the SI APA; (iii) a royalty equal to 15% of the sales of all SI Products during the one-year period following the SI Closing Date and 10% of the sales of all SI Products during the following four-year period, subject to a cap of $5.0 million; and (iv) a deferred cash payment of up to a maximum of approximately $1.3 million in the event that the all of the currently issued and outstanding warrants of the Company are exercised (which deferred cash payment will be made pro rata based on the actual number of warrants exercised).

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

On August 1, 2025, the Company also entered into an asset purchase agreement (the “ SIMPL APA”) with SIMPL Medical, LLC, a Delaware limited liability (“SIMPL”), pursuant to which the Company acquired substantially all of the assets of SIMPL, including the assignment of its intellectual property related to posterior sacroiliac implant technology (the “SIMPL Products”), and assumed certain of its contract obligations, as set forth in the SIMPL APA (the “SIMPL Acquisition”). The SIMPL Acquisition closed on August 4, 2025.

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

SI and SIMPL are under common control and the acquisitions were conditional upon one another; therefore, the Company determined that they are considered related businesses and the acquisition of the SI and SIMPL assets was treated as a single business acquisition (the “SI Acquisition”) in accordance with ASC 805, Business Combinations. The Company further determined that the SI Acquisition does not constitute an asset acquisition under accounting pronouncements, and instead constitutes a business combination. Thus, the acquisition method was applied to the acquisition. The Company further determined that the acquisitions met the definition of a business.

Purchase Consideration

The total purchase consideration was $3,127 and consisted of the following:

Component	Amount
Cash paid at closing	$750
Fair value of common stock issued	1,366
Fair value of contingent consideration	1,011
Total consideration	$3,127

Identifiable Assets Acquired and Liabilities Assumed

Description	Fair Value
Prepaid expenses	$19
Inventory	61
Property and equipment	131
Intangible assets:
Developed technology	103
Trademarks/trade names	196
Customer relationships	210
Total identifiable assets	720
Goodwill	2,407
Total consideration	$3,127

Goodwill arising from the SI Acquisition is primarily attributable to the assembled workforce, expected synergies, and expansion into new markets.

The allocation of the purchase price to the assets acquired and liabilities assumed is provisional and based on information available as of the acquisition date. The Company is in the process of completing its detailed valuation of certain tangible and intangible assets and liabilities. In addition, given the significant variables involved, the Company is still evaluating the methodologies and key assumptions in determining the acquisition purchase price. Accordingly, the amounts recognized are subject to change upon completion of the valuation work and subsequent management analysis, which is expected to be finalized within one year of the acquisition date in accordance with ASC 805.

Intangible Assets Acquired

Asset	Estimated Useful Life in Years	Fair Value
Developed technology	7-8	$103
Trademarks/trade names	10	196
Customer relationships	8	210
Total		$509

Acquisition-Related Costs

The Company incurred approximately $779 of acquisition-related costs, including legal, accounting, and valuation fees. These costs are included in general and administrative expenses in the condensed statements of operations and comprehensive loss.

Pro Forma Financial Information

The following unaudited pro forma information presents the combined results of operations as if the acquisition had occurred on January 1, 2024. The pro forma results include adjustments for amortization of acquired intangible assets. These pro forma results are presented for informational purposes only and do not purport to represent the actual results that would have occurred if the acquisition had been completed on the date indicated, nor are they necessarily indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,273	$1,103	$3,336	$3,001
Net loss	$(3,532)	$(3,631)	$(10,939)	$(11,902)
Basic and diluted net loss per share of common stock	$(0.42)	$(2.29)	$(1.55)	$(9.31)

4. Property and Equipment, net

Property and equipment, net, consisted of the following:

	September 30, 2025	December 31, 2024
Instrument tray sets	$890	$785
Construction in progress	440	541
Lab equipment	79	14
IT equipment	56	56
Leasehold improvements	15	15
Office furniture	9	9
Property and equipment, gross	1,489	1,420
Less: accumulated depreciation	(826)	(668)
Property and equipment, net	$663	$752

Construction in progress is made up of reusable components that will become instrument tray sets. Depreciation expense was approximately $68 and $105 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was approximately $158 and $278 for the nine months ended September 30, 2025 and 2024, respectively.

5. Intangible Assets, net

Intangible assets, net relate to developed technology, trademarks/trade names and customer relationships acquired in the SI Acquisition (Note 3). Intangible assets were valued based on their estimated fair value on the date of acquisition and are being amortized on a straight-line basis over estimated useful lives of 7-8 years for developed technology, 10 years for trademarks/trade names and 8 years for customer relationships.

Intangible assets as of September 30, 2025 consist of the following:

	Gross Value	Accumulated Amortization	Net Value
Developed technology	$103	$(2)	$101
Trademarks/trade names	196	(3)	193
Customer relationships	210	(4)	206
Total	$509	$(9)	$500

Amortization expense for both the three and nine months ended September 30, 2025 was $9. As of September 30, 2025, there was no impairment of the intangible assets.

As of September 30, 2025, future amortization of amortizable intangible assets is as follows:

As of September 30, 2025

2025	$15
2026	59
2027	59
2028	59
2029	59
Thereafter	249
$500

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Accrued compensation	$682	$416
Accrued professional services fees	317	271
Other accrued expenses	515	223
Total accrued expenses	$1,514	$910

7. Leases

In June 2021, the Company entered into a facility lease agreement for its headquarters in Los Gatos, California. This non-cancellable operating lease expires in June 2026. Operating lease costs for the facility lease were $73 and $73 for the three months ended September 30, 2025 and 2024, respectively, and were $216 and $219 for the nine months ended September 30, 2025 and 2024, respectively.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2025	2024
Operating lease right-of-use assets	$200	$399

Operating lease liability, current	$(216)	$(287)
Operating lease liability, noncurrent	—	(141)
Total operating lease liabilities	$(216)	$(428)

Future maturities of operating lease liabilities as of September 30, 2025 were as follows:

2025	$79
2026	144
Total lease payments	223
Less: imputed interest	(7)
Present value of operating lease liabilities	$216

Other information:

Cash paid for operating leases for the nine months ended September 30, 2025	$232
Cash paid for operating leases for the nine months ended September 30, 2024	$225
Remaining lease term - operating leases (in years)	0.75
Average discount rate - operating leases	8.0%

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

At-the-Market Offering Program

On May 4, 2023, the Company entered into an Equity Distribution Agreement to establish an at-the-market offering program, under which the Company may sell from time to time, at its option, shares of its common stock having an aggregate gross sales price of $5.5 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. No shares were sold under the program during the three months ended September 30, 2025 and 2024. During the nine months ended September 30, 2025 and 2024, 0 and 129,199 shares of the Company’s common stock, respectively, were sold under the program at a weighted-average price of $0 and $14.63 per share with aggregate proceeds, net of current and deferred issuance costs, of $0 and $1,834, respectively. Per the terms of the Equity Distribution Agreement, no shares are available to be issued under the program as of September, 30, 2025.

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

During the three months ended September 30, 2025 and 2024, 0 and 37,618 shares of the Company’s common stock were sold under the program, respectively, at a weighted average price of $0 and $4.56, respectively, with aggregate net proceeds of $164. During the nine months ended September 30, 2025 and 2024, 0 and 48,849 shares of the Company’s common stock were sold under the program, respectively, at a weighted-average price of $0 and $5.56 per share, respectively, with aggregate net proceeds of $260. The Purchase Agreement terminated in September 2025.

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

A summary of the Company’s stock option and restricted stock unit activity under its plans is as follows:

	Number of Shares Subject to Outstanding Stock Options	Weighted Average Exercise Price per Share	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2024	11,322	$20.79	20,224	$99.58
Granted	9,000	$1.22	77,150	$1.85
Released	—	—	(5,699)	$295.70
Forfeited	(2,625)	$5.36	(191)	$708.80
Outstanding at September 30, 2025	17,697	$13.12	91,484	$3.67

The following table sets forth stock-based compensation expense recognized for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$16	$355	$573	$1,080
Sales and marketing	26	31	90	108
General, and administrative	16	524	684	1,774
Total stock-based compensation expense	$58	$910	$1,347	$2,962

At September 30, 2025, there were 75,386 shares available for issuance under the 2022 Plan.

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

The fair value of the Series C-1 Warrants on the grant date was $0.97 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.0%. The fair value of the Series C-2 Warrants on the grant date was $0.80 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 3.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.0%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. The Company recorded the excess of the incremental value of the modified Series A New Warrants and Series B New Warrants and the fair value of the Series C Warrants over the cash proceeds from the exercise of the modified Series A New Warrants and Series B New Warrants as equity offering costs. All of the Series C Warrants remain outstanding as of September 30, 2025.

Series D Warrants

On March 25, 2025, in connection with a securities purchase agreement, the Company issued warrants to purchase up to 733,500 shares of its common stock at an exercise price of $2.00 per share (the “Series D Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance. The fair value of the Series D Warrants on the grant date was $2.72 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.1%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. All of the Series D Warrants remain outstanding as of September 30, 2025.

Series E Warrants

Also on March 25, 2025, in connection with a securities purchase agreement, the Company issued warrants to purchase up to 1,271,500 shares of its common stock at an exercise price of $2.00 per share (the “Series E Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance. The fair value of the Series E Warrants on the grant date was $2.72 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.1%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. All of the Series E Warrants remain outstanding as of September 30, 2025.

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

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement. In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company, (b) 20% of net sales of the product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The Company recorded a charge of $1,000 for the payment to the Representative in the fourth quarter of 2022 and expensed the $85 per month charges as incurred over the six-month period. For payments under clause (b) and clause (c) above, the Company originally estimated the fair value of the liability using level 3 hierarchy inputs based on a Monte Carlo simulation of future revenues with a 25% quarterly estimated standard deviation of growth rates and a 10% probability of dissolution, discounted at an estimated discount rate of 15.4%. Based on the Company’s fair value analysis, a total of $2,611 was charged to sales and marketing expense in the statements of operations and comprehensive loss and recorded as accrued commissions in the balance sheets. For subsequent periods, the Company has used a discounted cash flow model with an estimated discount rate of 15.4% to adjust the liability for actual payments made and updated projections of the timing of future payments. A reconciliation of the liability under clause (b) and clause (c) for the nine months ended September 30, 2025 is as follows:

Balance at January 1, 2025	$2,101
Amounts paid during 2025	(226)
Accretion	118
Balance at September 30, 2025	$1,993

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

10. Reportable Segment

The Company operates in one reportable business segment: the SI Joint segment. The SI Joint segment derives revenue from the sale of the Catamaran System and the SImmetry SI Joint Fusion System for treatment of the most common types of SI Joint disorders that cause lower back pain. The chief operating decision maker, which is the Company’s senior executive committee that includes the chief executive officer, the chief financial officer and the chief technology officer, assesses the performance of the SI Joint segment and decides how to allocate resources based on net income which is reported in the consolidated statements of operations and comprehensive loss as net loss. The measure of segment assets is reported on the balance sheet as total assets.

The chief operating decision maker uses net loss to evaluate income generated from segment assets in deciding whether to continue investing in the segment. Net loss is used to monitor budget versus actual results, to prepare operating budgets, and to assess the performance of the segment and in establishing management compensation. The Company does not have intra-entity sales or transfers.

The following table presents selected financial information for the Company’s single business segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,173	$887	$2,463	$2,507
Less:
Cost of sales	400	469	1,122	1,149
Research and development	428	657	1,622	2,034
Sales and marketing	1,538	1,212	4,304	4,041
General and administrative	2,199	1,764	5,341	5,876
Total Other (Income) Expense, net	(53)	(31)	(202)	(7)
Net Loss	$(3,339)	$(3,184)	$(9,724)	$(10,586)

11.  Subsequent Event

On November 11, 2025, the Company announced the pricing of an at-the-market private investment in public equity (the “PIPE”) financing with several accredited investors for total gross proceeds of $2,850,000. Under the terms of securities purchase agreements, dated November 10, 2025 between the Company and the applicable investors, the Company will issue an aggregate of 2,217,904 shares of common stock (the “Issued Shares”) and warrants (the “PIPE Warrants”) to purchase 2,217,904 shares of common stock at a combined offering price of $1.285 per share of common stock and warrant to purchase one share of common stock. The PIPE Warrants have a strike price of $1.16 per share, with an expiration date of 3 years from the date of issuance. The Issued Shares and the shares underlying PIPE Warrants will be entitled to customary resale registration rights. The closing of the PIPE is subject to customary closing conditions for financing of this nature. The PIPE is expected to close on November 14, 2025.

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

Overview

Tenon Medical, Inc., a medical device company formed in 2012, has developed a proprietary, U.S. Food and Drug Administration (“FDA”) approved surgical implant-system, which we call The Catamaran™ SI Joint Fusion System (“The Catamaran System”). The Catamaran System offers a novel, less invasive inferior-posterior approach to the sacroiliac joint (“SI Joint”) using a single, robust titanium implant to treat SI Joint dysfunction that often causes severe lower back pain. The system features the Catamaran™ Fixation Device which passes through both the axial and sagittal planes of the ilium and sacrum, transfixing the SI Joint along its longitudinal axis. In August 2025, the Company purchased substantially all of the assets of SiVantage, Inc., including the SImmetry SI Joint Fusion System that treats disorders of the SI Joint using a single, robust, titanium implant.

We have incurred net losses since our inception in 2012. As of September 30, 2025, we had an accumulated deficit of approximately $78.5 million. To date, we have financed our operations primarily through public equity offerings, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

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

Components of Results of Operations

Revenue

We derive substantially all our revenue from sales of The Catamaran System and, since August 2025, the SImmetry SI Joint Fusion System. Revenue from sales of The Catamaran System and the SImmetry SI Joint Fusion System fluctuates based on volume of cases (procedures performed), discounts, rebates, and the number of implants used for a particular patient. Similar to other orthopedic companies, our revenue can also fluctuate from quarter to quarter due to a variety of factors, including reimbursement, changes in independent sales representatives and physician activities.

Cost of Goods Sold, Gross Profit, and Gross Margin

We utilize contract manufacturers for production of The Catamaran System implants, SImmetry implants and the instrument tray sets. Cost of goods sold consists primarily of costs of the components of the implants and instruments, depreciation of instrument tray sets, overhead related to operations personnel and facility costs, quality inspection, packaging, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. We anticipate that certain of our cost of goods sold will increase in absolute dollars as case levels increase.

Our gross margins have been and will continue to be affected by a variety of factors, including the cost to have our product manufactured for us, pricing pressure from increasing competition, decisions with regard to the level of overhead we choose to maintain, sales volumes to absorb fixed production costs, and the factors described above impacting our revenue.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries, commissions, stock-based compensation expense and travel and entertainment expenses of our sales and market personnel along with commissions paid to our independent distributors. We expect our sales and marketing expenses to increase in absolute dollars with the increased sales resulting in higher commissions and salaries, increased clinician and sales representative training, and the cost to complete our clinical study to gain wider clinician adoption of our products. Our sales and marketing expenses may fluctuate from period to period due to the timing of sales and marketing activities related to the commercial activity of our product.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development, regulatory expenses, and consulting services, outside prototyping services, outside research activities, materials, and other costs associated with the development and refinement of our product. Research and development expenses also include related personnel and consultants’ compensation and stock-based compensation expense. We expense research and development costs as they are incurred. We expect research and development expense to increase in absolute dollars as we improve our existing products, develop new products, add research and development personnel, and undergo clinical activities that may be required for regulatory clearances of future products.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, consultants’ compensation, stock-based compensation expense, and other costs for finance, accounting, legal, compliance, and administrative matters. We expect our general and administrative expenses to increase in absolute dollars as we add personnel and information technology infrastructure to support the growth of our business. We also expect to continue to incur expenses as a result of operating as a public company, including but not limited to: expenses related to compliance with the rules and regulations of the SEC and those of The Nasdaq Stock Market LLC on which our securities are traded; additional insurance expenses; investor relations activities; and other administrative and professional services. We also may incur acquisition-related expenses at the discretion of management and the Board of Directors. While we expect the general and administrative expenses to increase in absolute dollars, we anticipate that it will decrease as a percentage of revenue over time.

Gain on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments consists of interest income and realized gains and losses from the sale of our investments in money market and corporate debt securities. Interest expense is related to borrowings, when applicable. Other income and expenses have not been significant to date.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations Data:	2025	2024	2025	2024
Revenue	$1,173	$887	$2,463	$2,507
Cost of goods sold	400	469	1,122	1,149
Gross profit	773	418	1,341	1,358
Operating expenses:
Research and development	428	657	1,622	2,034
Sales and marketing	1,538	1,212	4,304	4,041
General and administrative	2,199	1,764	5,341	5,876
Total operating expenses	4,165	3,633	11,267	11,951
Loss from operations	(3,392)	(3,215)	(9,926)	(10,593)
Interest and other income (expense), net:
Gain on investments	53	31	202	97
Interest expense	—	—	—	(34)
Other expense, net	—	—	—	(56)
Net loss	$(3,339)	$(3,184)	$(9,724)	$(10,586)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations Data:	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of goods sold	34	53	46	46
Gross profit	66	47	54	54
Operating expenses:
Research and development	36	74	66	81
Sales and marketing	131	137	175	161
General and administrative	187	199	217	234
Total operating expenses	355	410	457	477
Loss from operations	(289)	(362)	(403)	(423)
Interest and other income (expense), net:
Gain on investments	5	3	8	4
Interest expense	—	—	—	(1)
Other expense	—	—	—	(2)
Net loss	(285)%	(359)%	(395)%	(422)%

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$1,173	$887	$286	32%
Cost of goods sold	400	469	(69)	(15)%
Gross profit	$773	$418	$355	(85)%
Gross profit percentage	66%	47%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$2,463	$2,507	$(44)	(2)%
Cost of goods sold	1,122	1,149	(27)	(2)%
Gross profit	$1,341	$1,358	$(17)	(1)%
Gross profit percentage	54%	54%

Revenue. The changes in revenue for the three and nine months ended September 30, 2025 as compared to the same periods in 2024 was primarily due to changes in the number of surgical procedures in which The Catamaran System was used and the addition of sales of the SImmetry SI Joint Fusion System, while implants per procedure remained relatively constant.

Cost of Goods Sold, Gross Profit, and Gross Margin. The change in cost of goods sold for the three and nine months ended September 30, 2025 as compared to the same periods in 2024 was due to the absorption of production overhead costs into our standard cost in 2024 and operating leverage created due to lower relative fixed costs. The gross margin for the three months ended September 30, 2025 benefitted from increased sales volumes that reduced per unit fixed production costs.

Operating Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Research and development	$428	$657	$(229)	(35)%
Sales and marketing	1,538	1,212	326	27%
General and administrative	2,199	1,764	435	25%
Total operating expenses	$4,165	$3,633	$532	15%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Research and development	$1,622	$2,034	$(412)	(20)%
Sales and marketing	4,304	4,041	263	7%
General and administrative	5,341	5,876	(535)	(9)%
Total operating expenses	$11,267	$11,951	$(684)	(6)%

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2025 decreased as compared to 2024 primarily due to decreased stock-based compensation ($339) and payroll and employee expenses ($46), partially offset by increased professional fees ($106). Research and development expenses for the nine months ended September 30, 2025 decreased as compared to 2024 primarily due to decreased stock-based compensation ($507) and professional fees ($32), partially offset by increased payroll and employee expenses ($54).

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2025 increased as compared to the same period in 2024 primarily due to increased commission expenses ($410) and consulting and professional fees ($38), partially offset by decreases in payroll and employee expenses ($84), and stock-based compensation ($5). Sales and marketing expenses for the nine months ended September 30, 2025 increased as compared to the same period in 2024 primarily due to increased commission expenses ($262) and professional fees ($45), partially offset by decreases in payroll and employee expenses ($27) and stock-based compensation ($18).

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2025 increased as compared to the same period in 2024 primarily due to acquisition expenses ($779) and increases in professional service fees ($190) and payroll and employee expenses ($135), partially offset by decreased stock-based compensation ($508) and insurance costs ($146). General and administrative expenses for the nine months ended September 30, 2025 decreased as compared to the same period in 2024 primarily due to decreased stock-based compensation ($1,090) and insurance costs ($471), partially offset by acquisition expenses ($779) and increases in employee expenses ($221) and professional service fees ($96).

Gain on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments for the three and nine months ended September 30, 2025 increased as compared to the same periods in 2024 due to interest on our increased cash and cash equivalent balances. Interest expense for the nine months ended September 30, 2024 related to our convertible debt. Other income (expense), net in 2024 was related to foreign exchange losses on the liquidation of our Swiss subsidiary.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $3.4 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering, additional stock offerings and the sale of our products. As of September 30, 2025, we had no outstanding debt. As of September 30, 2025, we had an accumulated deficit of $78.5 million, and we expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.

Based upon our current operating plan, our existing cash and cash equivalents will not be sufficient to fund our operating expenses and working capital requirements through at least the next 12 months from the date these financial statements were filed. We plan to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) the uncertainty of future revenues; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

On November 11, 2025, we announced the pricing of an at-the-market private investment in public equity (the “PIPE”) financing with several accredited investors for total gross proceeds of $2,850,000. Under the terms of securities purchase agreements, dated November 10, 2025 between us and the applicable investors, we will issue an aggregate of 2,217,904 shares of common stock (the “Issued Shares”) and warrants (the “PIPE Warrants”) to purchase 2,217,904 shares of common stock at a combined offering price of $1.285 per share of common stock and warrant to purchase one share of common stock. The PIPE Warrants have a strike price of $1.16 per share, with an expiration date of 3 years from the date of issuance. The Issued Shares and the shares underlying PIPE Warrants will be entitled to customary resale registration rights. The closing of the PIPE is subject to customary closing conditions for financing of this nature. The PIPE is expected to close on November 14, 2025.

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

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(8,521)	$(7,101)	$1,361	(19)%
Investing activities	(831)	(223)	(608)	273%
Financing activities	6,259	14,012	(7,812)	(56)%
Effect of foreign currency translation on cash flow	—	46	(46)	(100)%
Net increase (decrease) in cash and cash equivalents	$(3,039)	$6,734	$(9,827)	(385)%

The decrease in net cash used in operating activities for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily attributable to our decreased net loss ($862), adjusted for decreases in non-cash stock-based compensation expenses ($1,615), in addition to increased inventory levels ($501) and decreased accounts payable ($394), partially offset by increases in accrued expenses ($498).

Cash used in investing activities for the nine months ended September 30, 2025 consisted of the cash payment for the SI Acquisition ($750) and purchases of property and equipment ($81). Cash used in investing activities for the nine months ended September 30, 2024 consisted of purchases of property and equipment ($223).

Cash provided by financing activities for the nine months ended September 30, 2025 consisted primarily of gross proceeds from the issuance of common stock from our securities purchase agreements ($4,010) and from the exercise of warrants under the inducement agreement ($3,057), net of total cash offering costs ($867). Cash provided by financing activities for the nine months ended September 30, 2024 consisted primarily of gross proceeds from the issuance of common stock and warrants ($4,500), the exercise of warrants under the inducement agreement ($4,647), the issuance of Series A Convertible Preferred Stock ($2,605) and Series B Convertible Preferred Stock ($550) and from issuances of common stock ($2,163), net of total cash offering costs ($1,265).

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from three other sources. Actual results could differ from these estimates under different assumptions or conditions. For the nine months ended September 30, 2025, the only significant change to our existing critical accounting policies from those disclosed in our Annual Report on Form 10-K was related to accounting for business combinations, as described below.

Business Combinations

We account for business combinations in accordance with Accounting Standards Codification 805, Business Combinations, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets acquired are amortized over the expected life of the asset. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows, estimates of appropriate discount rates, estimated useful lives of the intangible assets acquired and other factors. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, actual results may vary significantly from estimated results. Our assumptions and estimates are subject to refinement and, as a result, during the measurement period, which may be up to one year from the acquisition date, We record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

Off-Balance Sheet Arrangements

As of September 30, 2025, and December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

On August 1, 2025, we completed the SImmetry Acquisition and the SIMPL Acquisition (together, the “SI Acquisition”), which were accounted for as a business combination pursuant to ASC 805. Given the recent date of the acquisition and as integration activities are on-going, management did not include these businesses in its quarterly disclosure controls and procedures assessment as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, we established adequate controls designed to provide reasonable assurance regarding the financial reporting for transactions related to the SI Acquisition. Other than changes related to the acquired businesses, there have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

None.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-271648, filed on May 4, 2023)
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of the Registrant, filed on October 25, 2023 (incorporated by reference to Registrant’s Registration Statement No. 333-290808, filed on October 10, 2025)
3.3	Amendment to Certificate of Incorporation Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant, filed on November 1, 2023 (incorporated by reference to Registrant’s Current Report on Form 8-K, filed on November 7, 2023)
3.4	Amendment to Certificate of Incorporation Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant, filed on September 4, 2024 (incorporated by reference to Registrant’s Registration Statement No. 333-290808, filed on October 10, 2025)
3.5	Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
3.6	Certificate of Designations, Rights and Preferences for Series A Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
3.7	Amendment to Certificate of Designations, Rights and Preferences for Series A Preferred Stock (incorporated by reference to the Registrant’s Registration Statement No. 333-281531, filed on September 9, 2024)
3.8	Certificate of Designations, Rights and Preferences for Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
4.1	Form of Representative’s Warrant in connection with the Registrant’s Initial Public Offering (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 15, 2022)
4.2	Form of publicly traded Warrant issued on June 16, 2023 (Incorporated by reference to exhibit 4.1 the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)
4.3	Form of Warrant Agency Agreement between the Company and VStock Transfer, LLC (incorporated by reference to exhibit 4.3 to the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)
4.4	Form of Warrant issued to investors on November 21, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)
4.5	Form of Warrant issued to investors in the Series A Preferred Stock on February 20, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
4.6	Form of Warrant issued to the investors in the Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
4.7	Description of Securities of the Registrant (incorporated by reference to the Registrant’s 8-A12B Registration Statement, filed on April 26, 2022)
4.8	Form of Series C-1 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
4.9	Form of Series C-2 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
10.1##	Employment Agreement dated June 1, 2021 between Steven M. Foster and the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
10.2##	Employment Agreement dated June 1, 2021 between Richard Ginn and the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
10.3##	Consulting Agreement dated May 7, 2021 by and between Richard Ferrari and the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
10.4	Tennon Medical 2022 Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement No. 333-271648, filed on May 4, 2023)
10.5	Amendment to Tenon Medical, Inc. 2022 Equity Incentive Plan, dated as of September 18, 2025 (incorporated by reference to Registrant’s Registration Statement No. 333-290808, filed on October 10, 2025)

10.6	Form of Securities Purchase Agreement between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2023)
10.7	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series A Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
10.8	Form of Securities Purchase Agreement entered into between the Registrant and investors in the November 2023 Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)
10.9	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
10.10	Form of Inducement Letter, dated March 11, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
19.1	Insider Trading Policy (incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2024)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-281531, filed on September 9, 2024)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and President of Tenon Medical, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Tenon Medical, Inc.
32.1**	Section 1350 Certification of the President and Chief Executive Officer of Tenon Medical, Inc.
32.2**	Section 1350 Certification of the Chief Financial Officer of Tenon Medical, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

##	Denotes management compensation plan, agreement or arrangement
*	Filed herewith
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENON MEDICAL, INC.

Dated: November 13, 2025	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director
(Principal Executive Officer)

Dated: November 13, 2025	/s/ Kevin Williamson
Kevin Williamson
Chief Financial Officer
(Principal Financial and Accounting Officer)