Form 10-K
period 2025-12-31
Tenon Medical, Inc.
filed 2026-03-27
CIK 1560293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025 (the last business day of the registrant’s most recently completed second quarter) was approximately $7,321,997, which is based on a closing price per share of $0.977 on such date.

As of March 27, 2026, the registrant had a total of 11,296,378 shares of its common stock, $0.001 par value per share, outstanding.

Tenon Medical, Inc.

Annual Report on Form 10-K

For the Fiscal Year ended December 31, 2025

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

●	We have incurred losses in the past, our financial statements have been prepared on a going concern basis and we may be unable to achieve or sustain profitability in the future;

●	If hospitals, clinicians, and other healthcare providers are unable to obtain and maintain coverage and reimbursement from third-party payors for procedures performed using our products, adoption of our products may be delayed, and it is unlikely that they will gain further acceptance;

●	We may not be able to convince physicians that the Catamaran®™ SI Joint Fusion System (“The Catamaran System”) and the SImmetry®+ SI Joint Fusion System (“The SImmetry+ System”) are attractive alternatives to our competitors’ products and that our procedures are an attractive alternative to existing surgical and non-surgical treatments of the sacroiliac joint (The “SI Joint”);

●	Clinicians and payors may not find our clinical evidence to be compelling, which could limit our sales, and ongoing and future research may prove our products to be less safe and effective than initially anticipated;

●	Pricing pressure from our competitors, changes in third-party coverage and reimbursement, healthcare provider consolidation, payor consolidation and the proliferation of “physician-owned distributorships” may impact our ability to sell our products at prices necessary to support our current business strategies;

●	We operate in a very competitive business environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected and we may not grow;

●	We currently manufacture (through third parties) and sell products used in a single procedure, which could negatively affect our operations and financial condition;

●	We are dependent on a limited number of contract manufacturers, some of them single-source and some of them in single locations, for our product, and the loss of any of these contract manufacturers, or their inability to provide us with an adequate supply of products in a timely and cost-effective manner, could materially adversely affect our business;

●	We and our contract manufacturers are subject to extensive governmental regulation both in the United States and abroad, and failure to comply with applicable requirements could cause our business to suffer;

●	We and our independent sales representatives must comply with U.S. federal and state fraud and abuse laws, including those relating to physician kickbacks and false claims for reimbursement;

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed;

●	We may incur product liability losses, and insurance coverage may be inadequate or unavailable to cover these losses;

●	We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks;

●	The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages, and/or prevent us from developing or marketing our existing or future products;

●	Our business could suffer if we lose the services of key members of our senior management, key advisors or personnel;

●	Various factors outside our direct control may adversely affect manufacturing and distribution of our product;

●	We may seek to grow our business through acquisitions of or investments in new or complementary businesses, products or technologies, and the failure to manage acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us;

●	Our ability to protect our intellectual property and proprietary technology is uncertain;

●	The size and future growth in the market for the SI Joint fixation market have not been established based on market reports and our estimates are based on our own review and analysis of public information and may be smaller than we estimate, possibly materially. In addition, our estimates of cost savings to the economy and healthcare system as a result of The Catamaran System and The SImmetry+ System procedures are based on our internal estimates and market research and could also be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of this market or cost savings, our sales growth may be adversely affected;

●	We have a limited operating history and may face difficulties encountered by early-stage companies in new and rapidly evolving markets;

●	Our failure to adequately protect personal information in compliance with evolving legal requirements could harm our business; and

●	Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

PART I

Item 1. Business

Introduction

Tenon Medical, Inc. (“we” or the “Company”) was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. We are a medical device company dedicated to transforming care for patients with certain sacro-pelvic disorders. We currently offer two systems to treat a diseased sacroiliac joint (the “SI Joint”). We have developed The Catamaran®™ SI Joint Fusion System (“The Catamaran System”) that offers a novel, less invasive approach to the SI Joint using a single, robust, titanium implant for treatment of the most common types of SI Joint disorders that cause lower back pain. We received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for The Catamaran System and are currently focused on the US market. Since the national launch of The Catamaran System in October 2022, we have been focused on three commercial opportunities: 1) Primary SI Joint procedures, 2) Revision procedures of failed SI Joint implants and 3) SI Joint fusion adjunct to a spine fusion construct.

In August 2025, we acquired substantially all of the assets of SiVantage, Inc. and SIMPL Medical, LLC, including the SImmetry+® SI Joint Fusion System (“The SImmetry+ System”) that treats disorders of the SI Joint through minimally invasive lateral access solution that incorporates well-established orthopedic fusion principles-including joint decortication, bone graft placement, and rigid fixation-with the goal of achieving a true biological fusion across the SI Joint.

Recent Developments

March 2026 Financing

On March 11, 2026, we entered into securities purchase agreements with certain accredited investors pursuant to which we issued and sold in a private placement 20% original issue discount senior convertible promissory notes (the “Convertible Promissory Notes”) in an aggregate principal amount of approximately $5.2 million for aggregate gross proceeds of approximately $4.3 million. The Convertible Promissory Notes have a maturity date of September 11, 2026, which, at our option, can be extended to December 11, 2026. Following the 6-month anniversary of the issuance date, the Convertible Promissory Notes will be convertible at any time at the option of the holder into shares of our common stock at a conversion price per share equal to the greater of 80% of the VWAP for the three trading days immediately prior to the date of conversion and $0.1567, subject to adjustment for stock splits and pro rata distributions as provided in the Convertible Promissory Notes. If the maturity date of the Convertible Promissory Notes is extended, their outstanding principal amount will be increased by 5%. Any prepayment of the Convertible Promissory Notes will be paid at 102.5% of the principal amount being prepaid. In addition, we are required to prepay the Convertible Promissory Notes from 15% of the net proceeds we may receive from future securities financing transactions less certain amounts attributable to the original issue discount.

WallachBeth Capital LLC acted as our placement agent in connection with this offering and received a cash fee equal to 7.0% of the aggregate gross proceeds raised in the offering and reimbursement of certain expenses in the amount of $65,000.

Nasdaq Notice

On February 25, 2026, we received a letter from the Nasdaq Listing Qualifications Department notifying us that, for the 30 consecutive business day period between January 9, 2026 through February 24, 2026, our common stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until August 24, 2026 (the “Compliance Period”), to regain compliance with the Bid Price Rule. In order to regain compliance with the Bid Price Rule, our common stock is required to maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive business days during the Compliance Period prior to August 24, 2026. If we do not regain compliance with the Bid Price Rule by August 24, 2026, we may be eligible for an additional 180-day period to regain compliance.

As of the date of this report, our common stock has not regained compliance with the Bid Price Rule. If we cannot regain compliance during the Compliance Period or any subsequently granted compliance period, our common stock will be subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq hearings panel.

The notice from Nasdaq has no immediate effect on the listing of our common stock, which will continue to be listed on The Nasdaq Capital Market under the symbol “TNON.” We are currently evaluating our options for regaining compliance with the Bid Price Rule.

November 2025 PIPE Financing

On November 10, 2025, we entered into securities purchase agreements with certain accredited investors in an at-the-market private investment in public equity financing (the “PIPE Financing”) pursuant to which we agreed to issue and sell an aggregate of 2,217,904 shares of common stock and/or pre-funded common stock purchase warrants, and common stock purchase warrants, each exercisable for one share of our common stock, at a combined offering price of $1.285 per share and warrant to purchase one share of common stock. The warrants have an exercise price of $1.16 per share and expire 3 years from the date of issuance. The PIPE Financing closed on November 14, 2025, and we issued to the investors 2,217,904 shares of common stock and 2,217,904 common stock purchase warrants. Pursuant to the purchase agreements, we received proceeds, net of transaction expenses, of approximately $2.7 million. Steven Foster, the Company’s Chief Executive Officer and Director, Nathaniel Grawey, the Company’s Chief Commercial Officer, and Wyatt Geist, the Company’s Chief Innovation Officer, participated in the PIPE Financing as investors. The shares of our common stock and the shares underlying warrants issued in the PIPE Financing are entitled to customary resale registration rights.

The Opportunity

We estimate that over 30 million American adults have chronic lower back pain. Published clinical studies have shown that 15% to 30% of all chronic lower back pain is associated with the SI Joint. For patients whose chronic lower back pain stems from the SI Joint, our experience in both clinical trials and commercial settings indicates the system to be introduced by Tenon could be beneficial for patients who are properly diagnosed and screened for surgery by trained healthcare providers.

In 2019, approximately 475,000 patients in the United States were estimated to have received an aesthetic injection to temporarily alleviate pain emanating from the SI Joint and/or to diagnose SI Joint pain. Additionally, several non-surgical technologies have been introduced in the past 10 years to address patients who do not respond to conservative options, including systemic oral medications, opioids, physical therapy and injection therapy.

To date, the penetration of a surgical solution for this market has been relatively low (5-7%). We believe this is due to complex surgical approaches and suboptimal implant design of existing options. The penetration of this market with an optimized surgical solution is Tenon’s focus.

We believe the SI Joint is the last major joint to be successfully addressed by the spine implant industry. Studies have shown that disability resulting from disease of the SI Joint is comparable to the disability associated with a number of other serious spine conditions, such as knee and hip arthritis and degenerative disc disease, each of which has surgical solutions where an implant is used, and a multi-billion-dollar market exists.

The SI Joint

The SI Joint is a strong weight bearing synovial joint situated between the lumbar spine and the pelvis and is aligned along the longitudinal load bearing axis of the human spine when in an upright posture. It functions as a force transfer conduit where it transfers axial loads bi-directionally from the spine to the pelvis and lower extremities and allows forces to be transmitted from the extremities to the spine. It also provides load sharing between the hip and spine to contribute towards attenuation of impact shock and stress from activities of daily living.

The SI Joint is a relatively immobile joint that connects the sacrum (the spinal segment that is attached to the base of the lumbar spine at the L5 vertebra) and the ilium of the pelvis. Each SI Joint is approximately 2-4mm wide and irregularly shaped.

Motion of the SI Joint features vertical shear and rotation. Although the rotational forces about the SI Joint are relatively low, repetitive motions created by daily activities such as walking, jogging, twisting at the hips, and jumping can increase the stresses on the SI Joint. If the SI Joint is compromised through injury or degeneration, the load bearing and motion restraints from the surrounding anatomical structures of the SI Joint will be compromised resulting in abnormal stress transfers across the joint to these structures, thereby further augmenting the degenerative cascade of the SI Joint. Eventual pain and cessation of an individual’s normal activities due to a painful and unstable SI Joint have led to an increase in the recent development of SI Joint stabilization devices.

Non-Surgical Treatment of Sacroiliac Joint Disease

Several non-surgical treatments exist for suspected sacroiliac joint pain. These conservative steps often provide desired relief for the patient. Non-surgical treatments include:

●	Physical Therapy.

●	Drug Therapy: including opiates and non-steroidal anti-inflammatory medications.

●	Intra-Articular Injections of Steroid Medications: which are typically performed by physicians who specialize in pain treatment or anesthesia.

When conservative steps fail to deliver sustained pain relief and return to quality of life, specific diagnostic protocols are utilized to explore if a surgical option should be considered.

Diagnosis

Historically, diagnosing pain from the SI Joint was not routinely a focus of orthopedic or neurosurgery training during medical school or residency programs. Due to its invasiveness, post-operative pain, and muscle disruption along with a difficult procedure overall, the open SI Joint fusion procedure was rarely taught in these settings.

The emergence of various less invasive SI Joint surgical technologies has generated a renewed discussion of SI Joint issues. Of particular focus is the diagnostic protocol utilized to properly select patients for SI Joint surgery. Patients with low back pain typically start with primary care physicians who often refer to pain specialists. Here, the patient will undergo traditional physical therapy combined with oral medications (anti-inflammatory, narcotic, etc.). If the patient fails to respond to these steps the pain specialist may move to therapeutic injections of the SI Joint. These injections may serve to lessen inflammation to the point that the patient is satisfied. However, the impact from these injections is often transient. In this case the patient is often referred to a clinician to determine if the patient may be a candidate for surgical intervention. A series of provocative tests in clinic, combined with a specific injection protocol to isolate the SI Joint as the pain generator is then utilized to confirm the need for surgical intervention. Published literature has shown this technique to be a very effective step to determine the best treatment to alleviate pain.

Limitations of Existing Treatment Options

Surgical fixation and fusion of the SI Joint with an open surgical technique was first reported in 1908, with further reports in the 1920s. The open procedure uses plates and screws, requires a 6 to 12-inch incision and is extremely invasive. Due to the high invasiveness and associated morbidity, the use of this procedure is limited to cases involving significant trauma, tumor, etc.

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

Commercialization

Tenon’s Catamaran and SImmetery+ Systems make up the Company’s growing portfolio of advanced SI Joint technologies. Together, these platforms uniquely position Tenon with multiple surgical approaches – lateral and inferior-posterior – both designed to be minimally invasive, enable authentic arthrodesis and supported by robust clinical evidence, including the published prospective Mainsail™ and EVoluSIon™ SI Joint fusion studies. We anticipate that these differentiated technologies will enable physicians to customize treatment plans for their patients with an innovative portfolio that spans SI Joint, spinal fusion, and deformity adjuncts — each solution engineered to deliver fusion outcomes more reliably. We believe that this multi-platform, multi-approach strategy strengthens Tenon’s competitive advantage in the expanding SI Joint fusion market and underscores the Company’s commitment to delivering effective, durable outcomes for physicians and patients.

The Catamaran System

Tenon initiated its national commercial launch of The Catamaran System in October 2022 to address what we believe is a large market opportunity. The Catamaran System includes instruments and implants designed to prepare and fixate the SI Joint for fusion. The Catamaran System is distinct from other competitive offerings in the following ways:

●	Trans-articular placement across the SI Joint

●	Inferior-posterior sacroiliac fusion approach

●	Reduced approach morbidity

●	Direct visualization to the SI Joint

●	Single implant technique

●	Insertion trajectory away from the neural foramen

●	Insertion trajectory away from major lateral vascular structures

●	Autologous bone grafting in the ilium, sacrum and bridge

●	Radiographic confirmation of bridging bone fusion of the SI Joint

The fixation device and its key features are shown below:

Key Features

●	Robust single titanium implant

●	Incorporates fusion principles to facilitate long-term fixation

●	Immediate stabilization along the long axis of the joint.

●	Fenestrated pontoons designed to facilitate bony in-growth.

●	“Pontoons and Bridge window” filled with autologous bone from drilling process

●	Proprietary osteotome bridge designed to disrupt the joint in preparation for fusion

The Catamaran System represents a novel less invasive approach to treat SI Joint dysfunction. Its trans-articular placement, combined with a design rooted in fusion principles, ensures immediate fixation and stabilization supported by peer reviewed clinical and radiographic evidence of fusion with a compelling safety profile. The Catamaran System is a singular implant designed with several proprietary components which allow for it to be explicitly formatted to address the SI Joint with a single, less invasive approach and implant. This contrasts with several competitive implant systems that require multiple approach pathways and implants to achieve fixation. In addition, the inferior-posterior approach is designed to be direct to the joint and through limited anatomical structures which may minimize the morbidity of the approach. The implant features a patented dual pontoon open cell design which enables the clinician to pack the pontoons with the patient’s own autologous bone designed to promote bone fusion across the joint. The Catamaran System is designed specially to resist vertical shear and rotation of the joint in which it was implanted, helping stabilize the joint in preparation for eventual fusion.

The instruments we have developed are proprietary to The Catamaran System and specifically designed to transfix the SI Joint and facilitate an inferior-posterior approach that is unique to the system.

Tenon also has developed a proprietary 2D radiographic placement protocol as well as a protocol for 3D navigation utilizing the latest techniques in spine surgery. These Tenon advancements are intended to further enhance the safety and ease of the procedure and encourage more physicians to adopt the procedure.

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

The SImmetry+ System

In August 2025, we acquired The SImmetry+ System, which affords an efficient and effective minimally invasive technique to effect a true arthrodesis of the SI Joint in the following way:

●	Minimally invasive lateral access for safety and control

●	System designed with well-established orthopedic fusion principles

●	New 3D printed titanium implants and proprietary instrumentation provides rigid fixation

●	Joint preparation with the proprietary SImmetry Decorticator removes cartilage and decorticates opposing joint surfaces

●	Bone graft delivery to the prepared joint to facilitate fusion

The Market

Based on market research and internal estimates, Tenon believes the potential market for surgical intervention of SI Joint dysfunction to be 270,000 procedures annually in the U.S. alone, for a potential annual market of approximately $2.1 billion. These estimates are driven by coding data for SI Joint injections to treat pain and informed assumptions relative to surgical intervention candidacy

Based on public information, we believe that the largest clinical device supplier in this market does approximately 16,000 SI Joint fixations a year representing the largest market share. The other competitive devices that are offered are all products generally part of much larger companies with a variety of orthopedic devices and as such do not specifically call out the number of specific SI Joint procedures performed with their products. It is our belief that all other competitive devices represent approximately another 5,000 potential SI Joint procedures.

Based on this analysis we believe the market is vastly underserved and only penetrated 5-7%, leaving tremendous upside for a next generation device that meets the needs of this market.

Competitive Landscape

By expanding the Tenon portfolio to include both the Catamaran and SImmetry+ systems, we have created a differentiated market position with multiple approaches to SI Joint fusion backed by clinical outcomes including:

●	Pain reduction,

●	Patient satisfaction, and

●	Independent confirmation of bridging bone fusion across the joint.

In our view, this differentiated market position strengthens our ability to drive adoption, increase procedure volumes, and capture a larger share of this rapidly expanding market

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

Tenon believes providing physicians innovative SI Joint system choices, backed by clinical outcomes, will open the door to enhanced adoption and further penetration of this important market.

The Catamaran®™ SI Joint Fusion System Solution

Until October 2022, Tenon sold The Catamaran System to a limited number of clinician advisors to refine the product for a full commercial launch. In October 2022, Tenon initiated a full commercial launch at the NASS meeting in Chicago. The Catamaran System includes instruments and implants designed to prepare and fixate the SI Joint for fusion. We believe The Catamaran System will address a large market opportunity with a superior product and is distinct from other competitive offerings in the following ways:

●	Trans-articular placement across the SI Joint

●	Inferior-posterior sacroiliac fusion approach

●	Less invasive surgical approach

●	Direct visualization to the SI Joint

●	Single implant technique

●	Insertion trajectory away from the neural foramen

●	Insertion trajectory away from major vascular structures

●	Autologous bone grafting in the ilium, sacrum and bridge

●	Radiographic confirmation of bridging bone fusion of the SI Joint

The Catamaran System is a singular implant designed with several proprietary components which allow for it to be explicitly formatted to transfix the SI Joint with a single approach and implant. This contrasts with several competitive implant systems that require multiple approach pathways and implants to achieve fixation. In addition, the Inferior-Posterior approach is designed to be direct to the joint and through limited anatomical structures which may minimize the morbidity of the approach. The implant features a patented dual pontoon open cell design which enables the clinician to pack the pontoons with the patient’s own autologous bone designed to promote bone fusion across the joint. The Catamaran System is designed specially to resist vertical shear and rotation of the joint in which it was implanted, helping stabilize the joint in preparation for eventual fusion.

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

The Procedure

We believe The Catamaran System and its differentiated characteristics allow for an efficient and effective procedure designed to deliver short-term stabilization and long-term fusion that can be confirmed radiographically. Shown below is an illustration demonstrating the unique placement of The Catamaran System inserted Inferior-Posterior and coming directly down to and transfixing the joint.

The Catamaran System procedure is typically performed under general anesthesia using a specially designed instrument set we provide to prepare for the Inferior-Posterior access to the SI Joint. Specially designed imaging and navigation protocols are designed to ensure the clinician has the proper entry point, trajectory, angle and depth so that the pontoons of The Catamaran System are placed for maximum fixation. The Catamaran System incorporates two pontoons and is designed so that when the system is impacted into the bone one pontoon is on the Illum side and the other is in the Sacrum side with the bridge spanning the joint, preventing shear and rotation of the joint. The device also features an open cell design where the patient’s own (autologous) bone is packed into the pontoons and the bridge to facilitate fusion across the joint. The leading edge of the bridge is designed to act as an osteotome, providing a self-created deficit upon insertion. These features are designed to create an ideal environment for bone ingrowth and fusion. Below is a fluoroscopic image of an implanted Catamaran Fixation Device spanning the SI Joint.

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

A preliminary 18 case series (Michael Joseph Chaparro, MD, F.A.A.N.S., F.A.C.S.) has documented that The Catamaran System does in fact promote fusion across the SI Joint, which many of our competitors have not been able to demonstrate. While products from some of our competitors use screws and triangular wedges to treat the SI Joint, most do not effectively resist the vertical shear and twisting within the joint. This 18 patient series was presented at the North American Spine Society Annual Meeting in Chicago, IL in October 2022.

An independent biomechanical study (Lisa Ferrara, Ph.D. OrthoKinetic Technologies, LLC now part of Element) demonstrated that a single Catamaran SIJ Fixation Device was superior to predicate device in the areas of Fixation Strength, Shear Stiffness, Dynamic Endurance and Pullout Strength. We hold issued patents on The Catamaran System and its unique features including the dual pontoons and the open cell structure for bone graft packing. We also hold an issued patent for the method of placing The Catamaran System into the SI Joint where one pontoon is in the ilium and the other in the sacrum.

The Catamaran System’s unique design has already demonstrated radiographically confirmed fusion in initial patients. We believe that this beneficial advantage along with a simpler, safer, and less painful procedure will make this the procedure of choice for most physicians. Tenon has initiated a post market, IRB controlled clinical trial to demonstrate this technology delivers on these advantages. The Mainsail™ Study is an ongoing prospective, single-arm, multi-center, post-market study evaluating clinical and radiographic outcomes of adult patients with sacroiliac joint disruptions or degenerative sacroiliitis treated with the Catamaran SI Joint Fusion System. The target enrollment for this study is up to 50 patients with up to 24-month follow-up. There have been two published interim analysis of the study with robust and sustainable clinical outcomes out to 12 months. These outcomes include the following:

●	Statistically significant reduction in SI Joint pain at 12 months

●	Robust safety profile

●	High patient satisfaction throughout all follow-up timepoints

●	Continued definitive evidence of fusion response at 12 months

●	Efficient surgical technique and procedural workflow

The SImmetry+ SI Joint Fusion System Solution

In August 2025, we acquired The SImmetry+ System, which affords an efficient and effective minimally invasive technique to effect a true arthrodesis of the SI Joint in the following way:

●	Minimally invasive lateral access for safety and control

●	Joint preparation with the proprietary SImmetry Decorticator removes cartilage and decorticates opposing joint surfaces

●	Bone graft delivery to the prepared joint to facilitate fusion

●	Joint fixation with threaded 3D printed titanium implants

The Procedure

The SImmetry+ procedure is designed to:

●	Stabilize the SI Joint

●	Promote true bony fusion

●	Reduce pain and improve function in appropriately selected patients

This approach combines immediate fixation with biologically driven fusion, aligning with long-standing orthopedic fusion principles while utilizing a minimally invasive surgical technique.

The Simmetry+ System procedure is typically performed under general anesthesia using a specially designed instrument set we provide to prepare for lateral access to the SI Joint. Specially designed imaging and navigation protocols are designed to ensure the clinician has the proper entry point, trajectory, angle and depth of the implant for maximum fixation. The SImmetry+ SI Joint Fusion procedure is a minimally invasive surgical technique designed to achieve true bony fusion of the sacroiliac joint. Through a small lateral incision and fluoroscopic guidance, the joint is accessed and prepared using specialized decortication instruments to expose bleeding bone surfaces. Bone graft material is then placed within the joint to promote biological fusion, followed by placement of titanium implants across the ilium and sacrum to provide immediate mechanical stabilization. This combination of joint preparation, bone grafting, and fixation is intended to support durable fusion while minimizing surgical disruption.

The SImmetry+ System was part of the EVoluSIon study which was a prospective, multi-center clinical study evaluating up to 250 patients treated with The SImmetry+ System. At 12 months, patients demonstrated statistically significant reductions in pain and disability, meaningful reductions in opioid use, and approximately 69% showed radiographic evidence of fusion on CT. As one of the largest clinical datasets in minimally invasive SI Joint fusion, EVoluSIon supports the safety, effectiveness, and true fusion approach of the SImmetry+ platform.

Coverage and Reimbursement

When a Tenon procedure utilizing The Catamaran System or The SImmetry+ System is performed, the healthcare facility, either a hospital (inpatient or outpatient clinic), and the clinician submit claims for reimbursement to the patient’s insurer. Generally, the facility obtains a lump sum payment, or facility fee, for SI Joint fusions. Our products are purchased by the facility, along with other supplies used in the procedure. The facility must also pay for its own fixed costs of operation, including certain operating room personnel involved in the procedure, ICD and other medical services care. If these costs exceed the facility reimbursement, the facility’s managers may discourage or restrict clinicians from performing the procedure in the facility or using certain technologies, such as The Catamaran System or The SImmetry+ System, to perform the procedure.

The Medicare 2025 national average hospital outpatient clinic payment was $17,914. We believe that insurer payments to facilities are generally adequate for these facilities to offer The Catamaran System and The SImmetry+ System procedures.

Physicians are reimbursed separately for their professional time and effort to perform a surgical procedure. Depending on the surgical approach, the incision size, type and extent of imaging guidance, indication for procedure, and the insurer, The Catamaran System and The SImmetry+ System procedures may be reported by the physician using CPT® codes 27279 and 27280. The Medicare 2026 payment rates for CPT® codes 27279 and 27280 are $759 and $1,284, respectively.

For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. Similar to Medicaid, many private payors’ coverage and payment may differ from one payer to another.

We believe that some clinicians view the current Medicare reimbursement amount as insufficient for current SI Joint procedures, given the work effort involved with the procedure, including the time to diagnose the patient and obtain prior authorization from the patient’s health insurer when necessary. Many private payors require extensive documentation of a multi-step diagnosis before authorizing SI Joint fusion for a patient. We believe that some private payors apply their own coverage policies and criteria inconsistently, and clinicians may experience difficulties in securing approval and coverage for sacroiliac fusion procedures. Additionally, many private payors limit coverage for open SI Joint fusion to trauma, tumors or extensive spine fusion procedures involving multiple levels.

Sales and Marketing

We market and sell The Catamaran System and The SImmetry+ System primarily through independent distributors and sales representatives specializing in orthopedics and spine sales. Our target customer base includes approximately 12,000 physicians who perform spine and/or pelvic surgical procedures.

We provide general sales and marketing training to our independent sales representative along with comprehensive, hands-on cadaveric and dry-lab training sessions focusing on the clinical benefits of The Catamaran System and The SImmetry+ System and the importance of using the 2D and 3D protocols we have developed. We believe many clinicians have already been trained using one of the alternative products but have not been satisfied with the approach, outcomes, and technology. This provides us with an opportunity to demonstrate to an already-trained-clinician the unique attributes of The Catamaran System and The SImmetry+ System.

Our business objective is to introduce the next generation of implants for SI Joint fixation and fusion. The past 10 years have seen an acceleration in recognition and discussion of the SI Joint as a cause of pain that can be treated. However, adoption has been hindered by complexity of the procedure as evidenced by the significant number of reported Medical Device Records (MDR’s). The need for multiple implants and resulting post-op pain has also contributed to low adoption numbers. Our strategy is to provide a safer, faster, and better surgical experience and a significant pain reduction benefit for the patient. Our goals are simple but impactful and as such we plan on the following:

●	Educate and inform physicians and other healthcare providers, payors, and patients about the growing body of evidence supporting what we believe is the safety, durable clinical effectiveness, economic benefit, and reduction in opioid use associated with SI Joint fixation and The Catamaran System and The SImmetry+ System procedures.

●	Utilize the most effective means of training via video and in-person labs demonstrating the ease of use with 2D and 3D navigation. Since many physicians have already been trained but have not incorporated SI Joint fixation into their practices we will work with these physicians to reengage and train them on the next generation of SI Joint implants which incorporate a safer and simpler approach.

●	Utilize the best approaches of direct-to-consumer outreach to educate patients that there is a safe solution to help them improve their quality of life. Additionally, to reach the broadest physician and patient audience on case study results from around the United States we plan to implement an active social media campaign incorporating LinkedIn, Facebook, Instagram, YouTube, etc.

●	Invest in our independent sales representative network to ensure that all Tenon representatives have the latest in marketing and education tools to reduce the time from training to adoption.

●	Remain true to our next generation product development strategy by continually bringing out new advancements in and around the SI Joint and pelvic region.

●	Continue to grow our existing intellectual property portfolio.

●	Execute post-market clinical research to confirm the benefits of the distinct approach and implant.

Regulatory Status

We have received FDA 510(k) clearance to market and sell both The Catamaran System and The SImmentry+ System for sacroiliac joint fusion for conditions including sacroiliac joint disruptions and degenerative sacroiliitis. Additionally, The Catamaran System received an expanded indication from the FDA in March 2025 to augment immobilization and stabilization of the SI Joint in patients undergoing sacropelvic fixation as part of a lumbar fusion procedure.

Research & Development

Our initial development of The Catamaran System has incorporated several differentiating features which we believe will make an important contribution for many patients suffering from SI Joint pain. To our knowledge, no other competitive product incorporates the following next generation features:

●	Dual Pontoon implant that trans-articulates across the targeted joint;

●	Open cell design designed for utilizing the patient’s own autologous bone for promotion of fusion;

●	Bridge design between the dual pontoons for enhanced strength;

●	Leading edge of the implant designed to function as an osteotome providing a self-creating defect feature not available with competitive systems;

●	Single implant designed with varying pontoon sizes to ensure a robust fixation based on anatomy; and

●	Additional smaller Catamaran designed for smaller anatomy and/or revision surgery.

Our development plan is to expand The Catamaran System offering by introducing various sizes in length and width so that the clinician has a full complement of sized implants to choose from depending on the patient’s anatomy. These product enhancements will enable the clinician to optimize the size of each implant to ensure full fixation based on anatomy. We believe, based on literature searches of prior SI Joint fixation technologies, that adverse event incidence where the implant has loosened or been mal-placed thereby requiring a revision surgery could reach 20%. We believe that our ability to offer The Catamaran System implants in various sizes will benefit many patients requiring a revision surgery and thus reduce the associated challenges and variability found in this type of procedure. The Catamaran System’s patented titanium implant incorporates the Catamaran SI Joint Fixation Device pontoon design and the open cell configuration which we believe, when filled with the patient’s autologous bone, promotes fusion.

Our mission continues to be developing enhancements to The Catamaran System and its instrument system to meet our customers’ changing needs and to improve the surgery’s effectiveness. This includes revision surgery options as well as options as an adjunct to long fusion constructs in the lumbar spine.

Additionally, we will initiate various post marketing clinical studies in accordance with FDA cleared indications for use. Since we have already received FDA 510(k) clearance to market The Catamaran System, our clinical study activities will be focused on capturing post-market safety and efficacy data. Tenon has received IRB approval for two post-market trials, including a 50 patient, 10 center multi-center trial and a prospective CT trial (the Mainsail Study) to demonstrate fusion in patients who have been treated with The Catamaran System. Clinical study endpoints may include but are not limited to; pain scoring, length of surgical procedure, blood loss, post-op pain, length of stay, duration of non-weight-bearing post-op, radiographic confirmation of fusion and surgical complication rates. Statistical analysis plans may be designed to demonstrate non-inferiority to historical control, as reported in published literature, which may be used for submission to peer reviewed articles, posters and presentations, etc.

We believe that our 2025 acquisition of the strategic assets of SiVantage provides a robust pipeline of innovative technologies designed to further strengthen and expand our portfolio for the treatment of SI Joint disease. Ongoing enhancements to the SImmetry+ Instrument System are expected to improve procedural efficiency and streamline surgical workflow. In addition, we expect that The SImmetry+ System will broaden its implant portfolio with expanded length and diameter options to better accommodate varying patient anatomies. In addition to enhancements to The SImmetry+ System, we are advancing novel and potentially disruptive technology platforms that introduce additional approaches to treating the SI Joint, while remaining firmly grounded in the orthopedic principles of fusion that underpin each new platform.

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

As of March 27, 2026, we own 31 issued U.S. utility patents, 13 pending U.S. utility patent applications, 9 issued foreign utility patents in Australia, Canada, Japan and Israel, and 19 pending foreign utility patent applications in the European Community, Brazil and Japan. We have 1 licensed U.S. patent. We also have 14 registered U.S. trademarks and 6 foreign trademarks and 1 pending trademark application in the U.S.

Our utility patents and patent applications are directed to several different aspects of our SI Joint stabilization technology and related patent platform. By way of example, our granted patents and pending patent applications cover various structural features of our unique Catamaran SI Joint prosthesis and means for employing same to stabilize a dysfunctional SI Joint.

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

As of March 27, 2026, we also have priority rights in and to several significant trademarks that support our products and brand, including seven registered U.S. trademarks, twelve U.S. trademark applications and six foreign trademark applications in the European Community (excluding the United Kingdom), Australia and Japan.

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

An FDA pre-approval inspection is not required for The Catamaran System or The SImmetry+ System due to its lower device classification, class II versus the higher class III. As is the case for most medical device firms, Tenon is subject to routine and “for cause” FDA inspections. Routine inspections are mandated by law every 2 years for class II and class III device manufacturers and make up the majority of FDA’s inspections. If a serious public health risk is identified during a routine inspection, the inspection may convert to a “for cause” inspection. In the current environment, FDA has limited compliance resources and has not been able to perform routine inspections in accordance with the 2-year mandate. Therefore, FDA uses a risk-based approach when deciding which firms should be selected for a routine inspection. Using the Establishment Registration and Device Listing databases, FDA identifies who manufactures and/or distributes which devices. The firms are then prioritized by risk, class III > class II > class I. Firms that have recently introduced a new device to the market also are given higher priority, as well as those that have had significant prior violations and complaints. At present, Tenon has not been selected for an FDA inspection. Tenon uses best practices to secure and maintain regulatory compliance by engaging with suppliers and contract manufacturing firms that are ISO 13485 (or equivalent) compliant and by periodically performing internal, external, and third-party inspections and audits of the facilities and systems to assess compliance.

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

Clinical Trials. Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials for implanted devices such as devices included in The Catamaran System and The SImmetry+ System generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of subjects and study sites, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping, and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the subjects’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA, or the institutional review board, or IRB, could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the United States.

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

Manufacturing and Supply

We do not manufacture any products or component parts and currently use five contract manufacturers to produce all of our instruments, implants and sterilization cases. The majority of our instruments have a secondary manufacturing supplier, and we continually work with additional manufacturers to establish secondary manufacturing suppliers. Our contract manufacturers source and purchase all raw materials used in the manufacture of The Catamaran System and The SImmetry+ System which includes mainly stainless steel and aluminum for our instruments and sterilization cases and titanium for our implants.

We do not currently have manufacturing agreements with any of our contract manufacturers and orders are controlled through purchase orders. The Company does not believe its relationship with any one contract manufacturer is material to its business.

We believe the manufacturing operations of our contract manufacturers, and those of the suppliers of our manufacturers, comply with regulations mandated by the FDA, as well as Medical Devices Directive regulations in the EEA. Manufacturing facilities that produce medical devices or component parts intended for distribution world-wide are subject to regulation and periodic planned and unannounced inspection by the FDA and other domestic and international regulatory agencies. In addition, the cost and availability of certain of these items can be subject to shifting trade policies around the world, including tariffs and trade protectionism measures that can impact the cost and/or availability of components. Prices of oil and gas also affect our costs for freight and utilities and have an indirect impact on the cost of other purchased materials and components.

In the United States, the products we sell are required to be manufactured in compliance with the QSR, which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labelling, quality assurance, packaging, storage, and shipping.

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

Product Liability and Insurance

The manufacture and sale of our products subject us to the risk of financial exposure to product liability claims. Our products are used in situations in which there is a risk of serious injury or death. We carry insurance policies which we believe to be customary for similar companies in our industry. We cannot assure you that these policies will be sufficient to cover all or substantially all losses that we experience.

We endeavor to maintain executive and organization liability insurance in a form and with aggregate coverage limits that we believe are adequate for our business purposes.

Human Capital Resources

As of March 27, 2026, we have a total of 26 employees, all of whom are full-time, and nine senior consulting advisors of various specialty including product development, general administrative and quality control. None of our employees is subject to a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occur, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations, and the price of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance. You should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-K, including our financial statements and related notes, before making an investment decision. If any of the adverse developments described in the following risk factors actually occur, our business, financial condition, or results of operations could be harmed. In that case, the trading price of our common stock could decline, and investors in our securities may lose all or part of their investment.

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

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the fiscal year ended, December 31, 2025, describing the existence of substantial doubt about our ability to continue as a going concern. Our expected future capital requirements may depend on many factors including expanding our clinician base, increasing the rate at which we train clinicians, the number of additional clinical papers initiated, and the timing and extent of spending on the development of our technology to increase our product offerings. We may need additional funding to fund our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.

If hospitals, clinicians, and other healthcare providers are unable to obtain coverage and reimbursement from third-party payors for procedures performed using our products, adoption of our products may be delayed, and it is unlikely that they will gain further acceptance.

Growing sales of our products depend on the availability of adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans, and managed care programs. Hospitals, clinicians, and other healthcare providers that purchase or use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices.

Adequate coverage and reimbursement for procedures performed with our products is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis if third-party payors deny coverage, continue to deny coverage or reduce their current levels of payment, or if our costs for the products increase faster than increases in reimbursement levels.

Many private payors refer to coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare program, as guidelines for setting their coverage and reimbursement policies. By June 30, 2016, all Medicare Administrative Contractors were regularly reimbursing for minimally invasive and/or open SI Joint fusion. Private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. Private commercial payors have been slower to adopt positive coverage policies for minimally invasive and/or open SI Joint fusion, and many private payors still have policies that treat the procedure as experimental or investigational and do not regularly reimburse for the procedure. Future action by CMS or third-party payors may further reduce the availability of payments to physicians, outpatient surgery centers, and/or hospitals for procedures using our products.

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

When a Tenon procedure utilizing The Catamaran System or The SImmetry+ System is performed, both the clinician and the healthcare facility, a hospital (inpatient or outpatient clinic), submit claims for reimbursement to the patient’s insurer. Generally, the facility obtains a lump sum payment, or facility fee, for SI Joint fusions. Our products are purchased by the facility, along with other supplies used in the procedure. The facility must also pay for its own fixed costs of operation, including certain operating room personnel involved in the procedure, and other medical services care. If these costs exceed the facility reimbursement, the facility’s managers may discourage or restrict clinicians from performing the procedure in the facility or using certain technologies, such as The Catamaran System or The SImmetry+ System, to perform the procedure.

The Medicare 2025 national average hospital outpatient clinic payment is $17,914. We believe that insurer payments to facilities are generally adequate for these facilities to offer The Catamaran System and The SImmetry+ System. However, there can be no guarantee that these facility payments will not decline in the future. The number of procedures performed, and the prices paid for our implants may decline in the future if payments to facilities for SI Joint fusions decline.

Clinicians are reimbursed separately for their professional time and effort to perform a surgical procedure. Depending on the surgical approach, the incision size, type and extent of imaging guidance, indication for procedure, and the insurer, The Catamaran System and The SImmetry+ System procedures may be reported by the clinician using CPT® codes 27279 and 27280. The Medicare 2026 payment rates for CPT® codes 27279 and 27280 are $759 and $1,284, respectively.

For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. Similar to Medicaid, many private payors’ coverage and payment may differ from one payer to another as well.

We believe that some clinicians view the current Medicare reimbursement amount as insufficient for the procedure, given the work effort involved with the procedure, including the time to diagnose the patient and obtain prior authorization from the patient’s health insurer when necessary. Many private payors require extensive documentation of a multi-step diagnosis before authorizing SI Joint fusion for a patient. We believe that some private payors apply their own coverage policies and criteria inconsistently, and clinicians may experience difficulties in securing approval and coverage for sacroiliac fusion procedures. Additionally, many private payors limit coverage for open SI Joint fusion to trauma, tumors or extensive spine fusion procedures involving multiple levels. The perception by physicians that the reimbursement for SI Joint fusion is insufficient to compensate them for the work required, including diagnosis, documentation, obtaining payor approval for the procedure, and burden on their office staff, may negatively affect the number of procedures performed and may therefore impede the growth of our revenues or cause them to decline.

We may not be able to convince physicians that The Catamaran System and The SImmetry+ System are attractive alternatives to our competitors’ products and that our procedures are an attractive alternative to existing surgical and non-surgical treatments of the SI Joint.

Clinicians play the primary role in determining the course of treatment in consultation with their patients and, ultimately, the product that will be used to treat a patient. In order for us to sell The Catamaran System and The SImmetry+ System successfully, we must convince clinicians through education and training that treatment with The Catamaran System and The SImmetry+ System is beneficial, safe, and cost-effective for patients as compared to our competitors’ products. If we are not successful in convincing clinicians of the merits of The Catamaran System and The SImmetry+ System, they may not use our product, and we will be unable to increase our sales and achieve or grow profitability.

Historically, most spine clinicians did not include SI Joint pain in their diagnostic work-up because they did not have an adequate surgical procedure to perform for patients diagnosed with the condition. As a result, some patients with lower back pain resulting from SI Joint dysfunction are misdiagnosed. We believe that educating clinicians and other healthcare professionals about the clinical merits and patient benefits of The Catamaran System and The SImmetry+ System is an important element of our growth. If we fail to effectively educate clinicians and other medical professionals, they may not include a SI Joint evaluation as part of their diagnosis and, as a result, those patients may continue to receive unnecessary or only non-surgical treatment.

Clinicians may also hesitate to change their medical treatment practices for other reasons, including the following:

●	Lack of experience with minimally invasive procedures;

●	Perceived liability risks generally associated with the use of new products and procedures;

●	Costs associated with the purchase of new products; and

●	Time commitment that may be required for training.

Furthermore, we believe clinicians may not widely adopt The Catamaran System or The SImmetry+ System unless they determine, based on experience, clinical data, and published peer-reviewed publications, that surgical intervention provides benefits or is an attractive alternative to non-surgical treatments of SI Joint dysfunction. In addition, we believe support of our products relies heavily on long-term data showing the benefits of using our product. If we are unable to provide that data, clinicians may not use our product. In such circumstances, we may not achieve expected sales and may be unable to achieve profitability.

Clinicians and payors may not find our clinical evidence to be compelling, which could limit our sales, and on-going and future research may prove our products to be less safe and effective than initially anticipated.

All of the component parts of The Catamaran System and The SImmetry+ System have either received premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, or are exempt from premarket review. The 510(k) clearance process of the FDA requires us to document that our products are “substantially equivalent” to another 510(k) -cleared product. The 510(k) process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes, such as a premarket approval, or PMA, and does not usually require pre-clinical or clinical studies. Additionally, to date, we have not been required to complete clinical studies in connection with the sale of our product. For these reasons, clinicians may be slow to adopt our product, third-party payors may be slow to provide coverage, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by clinicians, significantly reduce our ability to achieve expected sales, and could prevent us from achieving profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension, or withdrawal of FDA clearance.

Pricing pressure from our competitors, changes in third-party coverage and reimbursement, healthcare provider consolidation, payor consolidation and the proliferation of “physician-owned distributorships” may impact our ability to sell our products at prices necessary to support our current business strategies.

If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business. The SI Joint fusion market has attracted numerous new companies and technologies. As a result of this increased competition, we believe there will be continued and increased pricing pressure, resulting in lower gross margins, with respect to our product.

Even to the extent our products and procedures using our products are currently covered and reimbursed by third-party private and public payors, adverse changes in coverage and reimbursement policies that affect our product, discounts, and number of implants used may also drive our prices down and harm our ability to market and sell our product.

We are unable to predict what changes will be made to the reimbursement methodologies used by third-party payors. We cannot be certain that under current and future payment systems, in which healthcare providers may be reimbursed a set amount based on the type of procedure performed, such as those utilized by Medicare and in many privately managed care systems, the cost of our products will be justified and incorporated into the overall cost of the procedure. In addition, to the extent there is a shift from inpatient setting to outpatient settings, we may experience pricing pressure and a reduction in the number of The Catamaran System procedures performed.

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

The Company’s products are subject to intense competition. Many of our competitors are major medical device companies that have substantially greater financial, technical, and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or non-competitive. In addition, many of these competitors have significantly longer operating histories and more established reputations than we do. Our field is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate coverage and reimbursement from third-party payors, and are safer, less invasive, and more effective than alternatives available for similar purposes as demonstrated in peer-reviewed clinical publications. Because of the size of the potential market, we anticipate that other companies will dedicate significant resources to developing competing products.

In the United States, we believe that our primary competitors are currently SI-bone, Inc., Globus Medical, Inc., Medtronic plc, XTant Medical Holdings, Inc., and RTI Surgical, Inc. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of the SI Joint that compete directly or indirectly with our product. If alternative treatments are, or are perceived to be, superior to our product, sales of our products and our results of operations could be negatively affected. Some of our larger competitors are either publicly traded or divisions or subsidiaries of publicly traded companies. These competitors may enjoy several competitive advantages over us, including:

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

New participants have increasingly entered the medical device industry. Many of these new competitors specialize in a specific product or focus on a particular market segment, making it more difficult for us to increase our overall market position. The frequent introduction by competitors of products that are or claim to be superior to our products or that are alternatives to our existing or planned products may make it difficult to differentiate the benefits of our products over competing products. In addition, the entry of multiple new products and competitors may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our products and pricing in the market generally.

As a result, without the timely introduction of new products and enhancements, our products may become obsolete over time. If we are unable to develop innovative new products, maintain competitive pricing, and offer products that clinicians and other physicians perceive to be as reliable as those of our competitors, our sales or margins could decrease, thereby harming our business.

We currently manufacture (through third parties) and sell products used in a single procedure, which could negatively affect our operations and financial condition.

Presently we do not sell any products other than The Catamaran System, The SImmetry+ System, and related tools and instruments. Therefore, we are solely dependent on widespread market adoption of these products and we will continue to be dependent on the success of these products for the foreseeable future. There can be no assurance that either system will gain a substantial degree of market acceptance among clinicians, patients or healthcare providers. Our failure to successfully increase sales of these products or any other event impeding our ability to sell them, would result in a material adverse effect on our results of operations, financial condition and continuing operations.

We have a limited operating history and may face difficulties encountered by early-stage companies in new and rapidly evolving markets.

Even though we were formed in 2012, we have recently built the infrastructure necessary to commercialize The Catamaran System and The SImmetry+ System. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. In assessing our prospects, you must consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development and sales of medical devices. These risks include our inability to:

●	obtain coverage by third-party, private, and government payors;

●	establish and increase awareness of our brand and strengthen customer loyalty;

●	attract and retain qualified personnel;

●	find and develop relationships with contract manufacturers that can manufacture the necessary volume of product;

●	manage our independent sales representatives to achieve our sales growth objectives;

●	commercialize new products and enhance our existing product;

●	manage rapidly changing and expanding operations;

●	implement and successfully execute our business and marketing strategy; and

●	respond effectively to competitive pressures and developments.

We can also be negatively affected by general economic conditions. Because of our limited operating history, we may not have insight into trends that could emerge and negatively affect our business. As a result of these or other risks, our business strategy might not be successful.

Our sales volumes and our operating results may fluctuate over the course of the year.

Since we had our first sales of the Catamaran System in April 2021, our official national launch of the Catamaran System in October 2022 and acquired The SImmetry+ System in August 2025, we have limited history with respect to how rapidly adoption of our products will occur. Sales growth could be slower than we have projected. Our sales and results of operations will be affected by numerous factors, including, among other things:

●	payor coverage and reimbursement;

●	maintaining our training schedule with clinicians;

●	the number of procedures performed in the quarter and our ability to drive increased sales of our product;

●	our ability to identify and sign-up independent sales representatives and their performance;

●	pricing pressure applicable to our product, including adverse third-party coverage and reimbursement outcomes;

●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

●	our ability to find and develop relationships with contract manufacturers and their ability to timely provide us with an adequate supply of products;

●	the evolving product offerings of our competitors;

●	the demand for, and pricing of, our products and the products of our competitors;

●	factors that may affect the sale of our product, including seasonality and budgets of our customers;

●	interruption in the manufacturing or distribution of our product;

●	the effect of competing technological, industry and market developments;

●	our ability to expand the geographic reach of our sales and marketing efforts;

●	the costs of maintaining adequate insurance coverage, including product liability insurance;

●	the availability and cost of components and materials needed by our contract manufacturers;

●	the number of selling days in the quarter; and

●	impairment and other special charges.

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

Our business strategy was based on assumptions about the market that might prove wrong. We believe that various demographics and industry-specific trends will help drive growth in the market and our business, but these demographics and trends have been and will continue to be uncertain. Actual demand for our products could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternative treatments to those offered by our products gain widespread acceptance. Also, our strategy of focusing exclusively on the SI Joint market may limit our ability to grow. In addition, in order to increase our sales, we will need to identify and contract with independent sales representatives in existing and new regions as well, and in the future, commercialize new products. Moreover, we may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Any failure to implement our business strategy may adversely affect our business, results of operations, and financial condition.

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

The manufacture and distribution of our products is challenging. Changes that our contract manufacturers may make outside the purview of our direct control can have an impact on our processes, quality of our product, and the successful delivery of products to our customers. Mistakes and mishandling are not uncommon and can affect supply and delivery. Some of these risks include:

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

If any of these risks were to materialize, our ability to provide our products to customers on a timely basis would be adversely impacted.

We are dependent on a limited number of contract manufacturers, some of them single-source and some of them in single locations, for our products, and the loss of any of these contract manufacturers, or their inability to provide us with an adequate supply of products in a timely and cost-effective manner, could materially adversely affect our business.

We rely on contract manufacturers to supply our products. For us to be successful, our contract manufacturers must be able to provide us with product in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable prices, and on a timely basis. We have a limited history with our current contract manufacturers and do not have long-term supply contracts with them. We are in the process of identifying and evaluating new contract manufacturers for our product. The inability to find the required contract manufacturers or the time required to switch contract manufacturers could adversely affect sales.

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

We use a small number of contract manufacturers for our instruments. Our dependence on such a limited number of contract manufacturers exposes us to risks, including, among other things:

●	contract manufacturers may fail to comply with regulatory requirements or make errors in manufacturing that could negatively affect the safety or effectiveness of our products or cause delays in shipments of our product;

●	some of our contract manufacturers have long lead times of 12 to 16 weeks and we may not be able to respond to unanticipated changes in customer orders, and if orders do not match forecasts, we or our contract manufacturers may have excess or inadequate inventory of materials and components;

●	our contract manufacturers may be subject to price fluctuations due to a lack of long-term supply arrangements for key components;

●	our contract manufacturers may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our product;

●	we may experience delays in delivery by our contract manufacturers due to changes in demand from us or their other customers;

●	fluctuations in demand for products that our contract manufacturers manufacture for others may affect their ability or willingness to deliver our products to us in a timely manner;

●	our contract manufacturers may wish to discontinue supplying products or services to us for risk management reasons;

●	we may not be able to find new or alternative contract manufacturers in a timely manner if our current contract manufacturers stop producing products; and

●	our contract manufacturers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfil our orders and meet our requirements.

If any one or more of these risks materialize, it could significantly increase our costs and impact our ability to meet demand for our product. If we are unable to satisfy commercial demand for our products in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use our competitors’ products. Additionally, we could be forced to seek alternative sources of supply.

Because of the nature of our internal quality control requirements, regulatory requirements, and the custom and proprietary nature of our product, we may not be able to quickly engage additional or replacement contract manufacturers for our products and accessories. We may also be required to assess any potential new contract manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to obtain our products in a timely manner. As a result, we could incur increased product costs, experience delays in deliveries of our product, suffer damage to our reputation, and experience an adverse effect on our business and financial results. Failure of any of our contract manufacturers to meet our product demand level would limit our ability to meet our sales commitments to our customers and could have a material adverse effect on our business.

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

As our sales grow, our contract manufacturers may encounter problems or delays in the manufacturing of our products or fail to meet certain regulatory requirements which could result in an adverse effect on our business and financial results.

To become profitable, our contract manufactures must manufacture our products in adequate quantities in compliance with regulatory requirements and at an acceptable cost. Increasing their capacity to manufacture and inspect our products may require them to improve internal efficiencies or require us to re-design or change the specifications of our product. Our contract manufacturers may encounter several difficulties in increasing this capacity, including:

●	managing production yields;

●	maintaining quality control and assurance;

●	providing component and service availability;

●	maintaining adequate control policies and procedures;

●	hiring and retaining qualified personnel; and

●	complying with state, federal, and foreign regulations.

If we are unable to satisfy commercial demand for our products due to our contract manufacturer’s inability to manufacture and inspect our products, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use our competitors’ products.

The size and future growth in the market for the SI Joint fixation market have not been established based on market reports and our estimates are based on our own review and analysis of public information and may be smaller than we estimate, possibly materially. In addition, our estimates of cost savings to the economy and healthcare system as a result of our products are based on our internal estimates and market research and could also be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of this market or cost savings, our sales growth may be adversely affected.

We are not aware of an independent third-party study that reliably reports the potential market size for the SI Joint fixation market. Therefore, our estimates of the size and future growth in the market for our products, including cost savings to the economy overall, including patients and employers, and to the healthcare system and the number of people currently suffering from lower back pain who may benefit from and be amenable to our procedure, is based on a number of internal and third-party studies, surveys, reports, and estimates. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for our products and procedures and health cost savings, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. For example, we have consulted with our clinical advisors and utilized public information as the basis for our market projections. Additionally, the surveys we have conducted are based on a small number of respondents and are not statistically significant and may have other limitations. The actual incidence of lower back pain, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions and estimates are incorrect. As a result, our estimates of the size and future growth in the market for our products may prove to be incorrect. In addition, actual health cost savings to the healthcare system as a result of our products may materially differ from those presented in this report. If the actual number of people with lower back pain who would benefit from our products and the size and future growth in the market and related costs savings to the healthcare system is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.

In the future our products may become obsolete, which would negatively affect operations and financial condition.

The medical device industry is characterized by rapid and significant change. There can be no assurance that other companies will not succeed in developing or marketing devices, and products that are more effective than The Catamaran System or The SImmetry+ System or that would render them obsolete or non-competitive. Additionally, new surgical procedures, medications and other therapies could be developed that replace or reduce the importance of our product. Accordingly, our success will depend in part on our ability to respond quickly to medical and changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that our new product development efforts will result in any commercially successful products.

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

In August 2025, we acquired substantially all of the assets of SiVantage, Inc. and SIMPL Medical, LLC, including The SImmetry+ System. From time to time, we expect to consider further opportunities to acquire or make investments in other technologies, products, and businesses that may enhance our capabilities, complement our current product, or expand the breadth of our markets or customer base. Potential and completed acquisitions and strategic investments involve numerous risks, including:

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

We have no current commitments with respect to any such acquisition or investment. We do not know if we will be able to identify acquisitions, we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired business, product, or technology into our business or retain any key personnel, suppliers, or distributors. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete, and integrate suitable target businesses and to obtain any necessary financing. These efforts could be expensive and time consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to successfully integrate any acquired businesses, products, or technologies effectively, our business, results of operations, and financial condition will be materially adversely affected.

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

Our operations could be disrupted by geopolitical conditions, political and social instability, acts of war, terrorist activity or other similar events. In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. On February 28, 2026, the U.S. and Israel launched joint strikes against Iran, killing Iran’s supreme leader and several additional government officials. Iran launched retaliatory missiles and drones targeting Israel and a number of countries that host United States military bases, including Bahrain, the United Arab Emirates, Kuwait, Qatar, and Saudi Arabia, with Hezbollah firing additional projectiles towards Israel. These current military conflicts, as well as the armed conflicts in Israel and the Gaza Strip, could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely.

It is not possible to predict the broader consequences of these conflicts, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. These conflicts may impact our business costs, including, but not limited to, the costs of freight and energy. In addition, the ongoing conflicts in the Middle East may further impact global economic conditions and market sentiments. This, in turn, could adversely affect the trading price of our shares of common stock and investor interest in us. The outcome of the Russia-Ukraine war and conflicts in the Middle East remain uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Inflation may adversely affect our operations and financial results.

In periods of rising inflation, the cost of raw materials, components and labor essential for manufacturing our products may increase and as a consequence, our overall profit margin may be adversely affected. In addition, inflation may result in limitations on healthcare spending, specifically for procedures that are deemed elective or non-critical, which may include treatments utilizing our products. A decrease in demand for these procedures may significantly impact our financial condition and results of operations.

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

In the United States, all of the components to The Catamaran System and The SImmetry+ System have either received premarket clearance under Section 510(k) of the FDCA or are exempt from premarket review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy, and uncertain PMA process. Although we do not currently market any devices under PMA, the FDA may demand that we obtain a PMA prior to marketing certain of our future products. In addition, if the FDA disagrees with our determination that a product, we currently market is subject to an exemption from premarket review, the FDA may require us to submit a 510(k) or PMA in order to continue marketing the product. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

●	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended users;

●	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and

●	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay clearance or approval of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis.

Any delay in, or failure to receive or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products or achieving profitability.

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

The FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some clinicians from using our products and adversely affect our reputation and the perceived safety and effectiveness of our product.

Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as:

●	warning letters;

●	fines;

●	injunctions;

●	civil penalties;

●	termination of distribution;

●	recalls or seizures of products;

●	delays in the introduction of products into the market;

●	total or partial suspension of production;

●	facility closures;

●	refusal of the FDA other regulators to grant future clearances or approvals; or

●	in the most serious cases, criminal penalties.

Adverse action by an applicable regulatory agency the FDA could result in inability to produce our products in a cost-effective and timely manner, or at all, decreased sales, higher prices, lower margins, additional unplanned costs or actions, damage to our reputation, and could have material adverse effect on our reputation, business, results of operations, and financial condition.

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

We have entered into consulting agreements with clinicians who are also customers. We anticipate entering into additional agreements with clinicians who use our products as we continue to commercialize our product. The primary mission of these clinician advisors is research and development and clinician education. Medical device technology development requires thoughtful clinician input from experienced healthcare professionals. Medical device clinician education requires experienced faculty for didactic and anatomic lab activities in a peer-to-peer setting. We believe these engagements will allow us to successfully meet the expectations of the physician community. In addition, a small number of clinicians (which are or may become customers) own less than 1.0% of our stock, or were granted stock options which they either purchased in an arm’s length transaction on terms identical to those offered to others or received from us as fair market value consideration for consulting services performed. While all of these transactions were structured with the intention of complying with all applicable laws, including the federal Anti-Kickback Statute, state anti-kickback laws and other applicable laws, to the extent applicable, it is possible that regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to significant penalties. We would be materially and adversely affected if regulatory agencies interpret our financial relationships with clinicians who order our products to be in violation of applicable laws and we were unable to comply with such laws, which could subject us to, among other things, monetary penalties for non-compliance, the cost of which could be substantial.

In certain cases, federal and state authorities pursue actions for false claims on the basis that manufacturers and distributors are promoting unapproved, or “off-label” uses of their products. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although clinicians are permitted to use medical devices for indications other than those cleared or approved by the FDA, we are prohibited from promoting products for “off-label” uses. We market our products and provide promotional materials and training programs to clinicians regarding the use of our product. If it is determined that our marketing, promotional materials or training programs constitute promotion of unapproved uses, we could be subject to significant fines in addition to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, criminal penalty, and damage to our reputation. Federal and state authorities also pursue actions for false claims based upon improper billing and coding advice or recommendations, as well as decisions related to the medical necessity of procedures, including the site-of-service where procedures are performed. Actions under the federal False Claims Act may also be brought by whistleblowers under its qui tam provisions.

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

Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition can have an adverse effect on our business and financial statements.

Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property, regulatory enforcement and investment/development, can adversely affect our business and financial statements. The U.S. has announced and/or implemented significant new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. Subsequently, actions have been taken by the U.S. and certain other countries to modify certain of these tariffs and/or delay their effective dates, and the U.S. has entered into trade agreements with certain countries implementing new tariffs. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. In response, the administration announced plans to implement new tariffs under alternative statutory authority. The full impact of the U.S. Supreme Court’s ruling and the administration’s response remain uncertain; as of the date of this Annual Report, a number of tariffs issued by the United States and other countries remain in effect.

Certain materials that we use in research and development and manufacturing of our products have exposure to tariff impacts. To date such impact has been immaterial. However, collectively, these tariffs may increase the cost to us of supplies and components we import, which in turn has required and will require us to implement surcharges and/or increase the price of certain of our products, among other countermeasures; can increase the cost to our customers of certain of our finished products, which together with the surcharges and price increases noted above can adversely impact demand for our products and our competitive positioning; could adversely impact the availability to us of certain products in certain countries and disrupt our supply chains, with related impacts to our operations; and could exacerbate inflation, diminish investment and result in broader negative impacts including increased political and economic instability and capital markets dislocation that may adversely impact demand for our products.

In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability are adversely affected. The full impact of the U.S. Supreme Court’s February 2026 ruling and the administration’s response remain uncertain, the U.S. may implement additional tariffs and other measures, further retaliatory tariffs and other retaliatory actions may follow and the risks and adverse effects noted above may increase. Though the risks identified above in certain cases have already adversely impacted parts of our business, so far such impact has been immaterial. The full impact of these tariffs and other actions on the Company and on our business partners remains highly uncertain and subject to rapid change.

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

Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers, and other affected individuals, and the imposition of integrity obligations and agency oversight, damage to our reputation, and loss of goodwill, any of which could harm on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the United States, and elsewhere, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Moreover, if the relevant laws and regulations change, or are interpreted and applied in a manner that is inconsistent with our data practices or the operation of our product, or if we expand into new regions and are required to comply with new requirements, we may need to expend resources in order to change our business operations, data practices, or the manner in which our products operate. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our product.

Even though our products are approved by regulatory authorities, if our contract manufacturers fail to comply with ongoing FDA requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain regulatory clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data, and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic bodies. In particular, we and our contract manufacturers are required to comply with FDA’s Quality System Regulations (“QSR”) for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, and shipping of any product for which we obtain regulatory clearance or approval.

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

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our product, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our product. Later discovery of previously unknown problems with our product, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace, or refund the cost of any medical device we manufacture or distribute, fines, suspension, variation, or withdrawal of regulatory approvals, product seizures, injunctions, or the imposition of civil, administrative, or criminal penalties which would adversely affect our business, operating results, and prospects.

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

If any of these actions were to occur it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

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

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. In the United States, the full indication for The Catamaran System is: “The Tenon Medical Catamaran SI Joint Fusion System is intended for sacroiliac joint fusion for conditions including: Sacroiliac joint disruptions and degenerative sacroiliitis and to augment immobilization and stabilization of the sacroiliac joint in skeletally mature patients undergoing sacropelvic fixation as part of a lumbar or thoracolumbar fusion.” The full indication for The SImmetry+System is “The SImmetry Sacroiliac Joint Fusion System is intended for sacroiliac joint fusion for conditions including sacroiliac joint disruptions and degenerative sacroiliitis.” Contraindications are patients with the following conditions: skeletally immature spines; deformities; severe osteoporosis; morbid obesity, tumor resection and active infection at treatment site.

We believe that the specific surgical procedures for which our products are marketed fall within the scope of the surgical applications that have been cleared by the FDA. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials, require us to stop promoting our products for those specific procedures until we obtain FDA clearance or approval for them, or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines, and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false or fraudulent claims for payment of government fund. In that event, our reputation could be damaged, and adoption of our products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our product, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.

We are required to report certain malfunctions, deaths, and serious injuries associated with our products, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA’s medical device reporting regulations, we are required to report to the FDA any information that our products may have caused or contributed to a death or serious injury or in which our products malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products or repeated product malfunctions may result in a voluntary or involuntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations, and financial condition.

Any adverse event involving our products in the United States could result in future voluntary corrective actions, such as recalls, including corrections, or customer notifications, or agency action, such as inspection or enforcement actions. If malfunctions do occur, we may be unable to correct the malfunctions adequately or prevent further malfunctions, in which case we may need to cease manufacture and distribution of the affected products, initiate voluntary recalls, and redesign the products. Regulatory authorities may also take actions against us, such as ordering recalls, imposing fines, or seizing the affected products. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

A recall of our products, either voluntarily or at the direction of the FDA or the discovery of serious safety issues or malfunctions with our products, can result in voluntary corrective actions or agency enforcement actions, which could have a significant adverse impact on us.

The FDA has the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found.

In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is an unreasonable risk of substantial public harm. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us or one of the independent sales representatives could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects, or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations, and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

Modifications to our products may require new 510(k) clearances or premarket approvals may require us to cease marketing or recall the products until clearances are received.

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

We have modified our products and have determined based on our review of the applicable FDA guidance that a new 510(k) clearances or PMAs is not required. If the FDA disagrees with our determination and requires us to submit new 510(k) clearances or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified products until we obtain clearance or approval, and we may be subject to significant enforcement action, regulatory fines, or penalties.

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or effectiveness or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a premarket approval application. Where we determine that modifications to our products require a new 510(k) clearance or premarket approval application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. FDA’s ongoing review of the 510(k) programs may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements on when a new 510(k) for a modification to a previously cleared product must be submitted or applying more onerous review criteria to such submissions.

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

If our clinical trials are completed as planned, we cannot be certain that their results will support our product marketing claims or third party reimbursors will agree with our conclusions regarding them. The clinical trial process may fail to demonstrate efficacy and cost effectiveness of our products and may hinder the adoption of our products or ability to obtain payor coverage. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

We may incur product liability losses, and insurance coverage may be inadequate or unavailable to cover these losses.

Our business exposes us to potential product liability claims that are inherent in the testing, design, manufacture, and sale of medical devices for SI Joint surgery procedures. SI Joint surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis, and even death. In addition, if longer-term patient results and experience indicates that our products or any component of such products cause tissue damage, motor impairment, or other adverse effects, we could be subject to significant liability. Clinicians may misuse or ineffectively use our product, which may result in unsatisfactory patient outcomes or patient injury. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects, or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. Product liability lawsuits and claims, safety alerts, or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation, our ability to attract and retain customers and our results of operations or financial condition.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non- disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of March 27, 2026, we owned 40 issued patents (31 domestic and 9 foreign), 32 pending patent applications (21 domestic and 19 foreign), 20 registered trademarks (21 domestic and 6 foreign) and 1 pending domestic trademark application.

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

We plan to rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make and sell our product. We have conducted a limited review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, and the uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. Further, as the number of participants in the medical device industry grows, the possibility of intellectual property infringement claims against us increases. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages, including treble, or triple, damages if an infringement is found to be willful, and/or royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw our existing products from the market or may be unable to commercialize one or more of our future products, all of which could have a material adverse effect on our business, results of operations, and financial condition. If passed into law, patent reform legislation currently pending in the U.S. Congress could significantly change the risks associated with bringing or defending a patent infringement lawsuit. For example, fee shifting legislation could require a non-prevailing party to pay the attorney fees of the prevailing party in some circumstances.

Patent terms are limited, and we may not be able to effectively protect our products and business.

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

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In addition to patent protection, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants, contract manufacturers and third parties, to protect our confidential and proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.

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

We are currently listed on The Nasdaq Capital Market. Failure to maintain our compliance with Nasdaq’s continued listing standards or other requirements could result in our common stock being delisted from Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our common stock and decrease or eliminate your investment.

Our common stock is currently listed on the Nasdaq Capital Market on Nasdaq under the symbol “TNON.” Nasdaq requires listed issuers to comply with certain standards in order to remain listed on its exchange. We must meet certain standards of the Nasdaq Stock Market LLC (“Nasdaq”) including, but not limited to financial and liquidity criteria, to maintain the listing of our common stock on Nasdaq. If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq for any reason may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

On February 25, 2026, we received a letter (the “Notification Letter”) from the Nasdaq Listing Qualifications Staff of Nasdaq stating that for the 30 consecutive business day period between January 9, 2026 and February 24, 2026, our common stock had not maintained a minimum closing bid price of $1.00 per share which is required for continued listing on Nasdaq. We were provided an initial period of 180 calendar days, or until August 24, 2026 (the “Compliance Period”), to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the Compliance Period.

If we do not regain compliance with the Bid Price Rule by August 24, 2026, we may be eligible for an additional 180-day period to regain compliance. To qualify, the we would have to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the Bid Price Rule, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we cannot regain compliance during the Compliance Period or any subsequently granted compliance period, our common stock will be subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq hearings panel.

The notice from Nasdaq has no immediate effect on the listing of our common stock, which will continue to be listed Nasdaq under the symbol “TNON.” We are currently evaluating our options for regaining compliance with the Bid Price Rule. There can be no assurance that we will regain compliance with the Bid Price Rule or maintain compliance with any of the other Nasdaq continued listing requirements.

Additionally, in January 2026, Nasdaq proposed a rule change that would require companies listed on the Nasdaq Global and Capital Markets to maintain a minimum market value of listed securities (“MVLS”) of at least $5 million. If adopted, this requirement would represent an additional continued listing standard applicable to our common stock. Under the proposed rule, if a company’s MVLS falls below $5 million for 30 consecutive business days, Nasdaq would immediately suspend trading and delist the company’s securities, with no compliance or cure period. Unlike some other Nasdaq listing deficiencies, the proposed rule would not provide an opportunity to regain compliance prior to suspension, and a hearing request would not stay the suspension of trading.

The market value of our common stock may fluctuate significantly due to a number of factors, many of which are outside of our control, including market conditions, investor sentiment toward small-cap companies, our operating performance, and general economic conditions. As a result, we may be unable to maintain the required MVLS threshold at all times. If this proposed rule is approved and adopted, any sustained decline in our MVLS below $5 million could result in the immediate suspension and delisting of our common stock from Nasdaq.

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

Any delisting determination by Nasdaq could seriously decrease or eliminate the value of an investment in our common stock and other securities linked to our common stock. While a listing on an over-the-counter exchange could maintain some degree of a market in our common stock, we could face substantial material adverse consequences, including, but not limited to, the following:

●	limited availability for market quotations for our common stock;

●	reduced liquidity with respect to and decreased trading prices of our common stock;

●	a determination that shares of our common stock are “penny stock” under SEC rules, subjecting brokers trading our common stock to more stringent rules on disclosure and the class of investors to which the broker may sell the common stock;

●	limited news and analyst coverage for our Company, in part due to the “penny stock” rules;

●	decreased ability to issue additional securities or obtain additional financing in the future; and

●	potential breaches under or terminations of our agreements with current or prospective large stockholders, strategic investors and banks.

The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our common stock.

Furthermore, on March 26, 2026, the closing price of our common stock was $0.7342 per share. Pursuant to Nasdaq Rule 5810(c)(3)(A)(iii), if the closing price of our common stock is $0.10 or less for 10 consecutive trading days, we will be issued a Staff Delisting Determination by Nasdaq. If we receive a Staff Delisting Determination Letter resulting from our common stock trading at or below $0.10 for 10 consecutive trading days, we will have 7 calendar days to request a hearing before a Nasdaq hearings panel to review the Staff Delisting Determination, which will determine the delisting of our common stock by Nasdaq. A hearing would then take place within 45 days of the hearing request to determine whether or not our common stock would be delisted. If, in the future, we receive a Staff Delisting Determination there can be no assurance that we would be successful in preventing a determination by the Nasdaq hearing panel that our stock will be delisted.

The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

Our share price is highly volatile. During the period from January 1, 2024, to March 27, 2026 the closing price of our common stock ranged from a high of $12.80 per share to a low of $0.6659 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the public offering price and you may lose some or all of your investment.

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

Conversion of Series A Preferred Stock, Series B Preferred Stock or the Convertible Promissory Notes or the exercise of the Offering Warrants, Note Warrants, Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants (as defined below), Series E Warrants (as defined below) or PIPE Warrants may cause significant dilution to our stockholders.

As of March 27, 2026, we have issued 204,159 shares of Series A Preferred Stock, which are convertible into 1,553,456 shares of common stock, 86,454 shares of Series B Preferred Stock, which are convertible into 268,624 shares of common stock and $5.16 million of Convertible Promissory Notes, which are convertible into up to 32,929,164 shares of our common stock. We also have the following outstanding warrants:

●	In June 2023, in connection with a registered offering of stock, we issued warrants to purchase a total of 250,000 shares of our common stock at an exercise price which was reset on July 16, 2023 to $25.168 per share (the “Offering Warrants”). The Offering Warrants were exercisable upon issuance and will expire five years from the date of issuance. Warrants to purchase a total of 207,484 are outstanding at March 27, 2026.

●	In November 2023, in connection with the issuance of convertible notes, we issued warrants to purchase a total of 5,625 shares of our common stock at an exercise price equal to $15.52 per share (the “Note Warrants”). The Note Warrants expire five years from the issuance date.

●	On February 20, 2024, in connection with the issuance of Series A Preferred Stock, we issued warrants to purchase a total of 51,937 shares of our common stock at an exercise price equal to $4.28 per share (the “Series A Warrants”). The Series A Warrants were exercisable upon issuance and expire five years from the date of issuance.

●	On September 5, 2024, in connection with the issuance of Series B Preferred Stock, we issued warrants to purchase a total of 16,214 shares of our common stock at an exercise price equal to $4.28 per share (the “Series B Warrants”). The Series B Warrants were exercisable upon issuance and expire five years from the date of issuance.

●	On March 11, 2025, in connection with a warrant inducement agreement, we issued unregistered five-year warrants to purchase up to an aggregate of 2,445,700 shares of our common stock at an exercise price of $1.25 per share and unregistered three-year warrants to purchase up to an aggregate of 1,222,850 shares of common stock at an exercise price of $1.25 per share (the “Series C Warrants”). The Series C Warrants were exercisable and their exercise period commenced when approval by our stockholders was received on September 18, 2025.

●	On March 26, 2025, in connection with a securities purchase agreement, we issued warrants to purchase up to 733,500 shares of our common stock at an exercise price of $2.00 per share (the “Series D Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance.

●	On March 27, 2025, in connection with a securities purchase agreement, we issued warrants to purchase up to 1,271,500 shares of our common stock at an exercise price of $2.00 per share (the “Series E Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance.

●	On November 11, 2025, in connection with the PIPE, we issued warrants to purchase 2,217,904 shares of our common stock at an exercise price of $1.16 per share, with an expiration date of 3 years from the date of issuance (the “PIPE Warrants”).

The issuance of shares of common stock upon the conversion of such shares of preferred stock or exercise of any of our outstanding warrants would dilute the percentage ownership interest of holders of our common stock, dilute the book value per share of our common stock, and increase the number of our publicly traded shares, which could further depress the market price of our common stock.

In addition, the Series A Preferred Stock, the Series B Preferred Stock, the Series A Warrants, the Series B Warrants and the Note Warrants contain weighted average anti-dilution provisions which, subject to limited exceptions, would increase the number of shares issuable upon exercise of such securities (by reducing the exercise price) in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at a price per share lower than the exercise price then in effect.

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

The trading price of our common stock may fluctuate substantially. The market price of our common stock may fluctuate higher or lower, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	actual or anticipated fluctuations in our financial condition and operating results;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	commercial success and market acceptance of our product;

●	success of our competitors in developing or commercializing products;

●	ability to commercialize or obtain regulatory approvals for our product, or delays in commercializing or obtaining regulatory approvals;

●	strategic transactions undertaken by us;

●	additions or departures of key personnel;

●	product liability claims;

●	prevailing economic conditions;

●	disputes concerning our intellectual property or other proprietary rights;

●	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry;

●	healthcare reform measures in the United States;

●	sales of our common stock by our officers, directors or significant stockholders;

●	future sales or issuances of equity or debt securities by us;

●	business disruptions caused by earthquakes, fires or other natural disasters;

●	the exercise and sale of any outstanding warrants or options;

●	issuance of new or changed securities analysts’ reports or recommendations regarding us;

●	changes in our capital structure, such as future issuances of debt or equity securities;

●	short sales, hedging and other derivative transactions involving our capital stock; and

●	general economic and geopolitical conditions, including the current or anticipated impact of military conflict and related sanctions imposed on Russia by the United States and other countries due to Russia’s invasion of Ukraine.

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

Our failure to maintain effective internal control over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition, or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal control over financial reporting or disclosure of our public accounting firm’s attestation to our report on management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

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

We have put in place policies and procedures to ensure that proper documentation is established and maintained for transactions that we enter into.

However, our management has identified a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. This lack of segregation of duties leads management to conclude that our disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported as and when required.

We have implemented controls using the resources which we do have in an effort to compensate for the material weakness. While we believe our efforts have improved our internal controls, our material weakness will not be completely remediated until we have sufficient resources to enable us to have an adequate segregation of duties. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

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

Holders

As of March 27, 2026, we have issued and outstanding 11,296,378 shares of common stock issued and outstanding held by 142 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

We also have outstanding as of March 27, 2026:

●	1,200 shares of our common stock issuable upon the exercise of warrants issued to the underwriters in our initial public offering that closed on April 29, 2022 at $400.00 per share;

●	207,484 shares of our common stock issuable upon the exercise of warrants issued to investors in our June 2023 public offering at $25.168 per share;

●	5,625 shares of our common stock issuable upon the exercise of warrants issued to investors in our November 2023 private placement at $15.52 per share;

●	51,937 shares of our common stock issuable upon the exercise of warrants issued to investors of our Series A Preferred Stock at $4.28 per share;

●	16,214 shares of our common stock issuable upon the exercise of warrants issued to investors of our Series B Preferred Stock at $4.28 per share;

●	2,445,700 shares of our common stock issuable pursuant to the exercise of our Series C-1 Warrants at $1.25 per share;

●	1,222,850 shares of our common stock issuable pursuant to the exercise of our Series C-2 Warrants at $1.25 per share;

●	733,500 shares of our common stock issuable pursuant to the exercise of our Series D Warrants at $2.00 per share;

●	1,271,500 shares of our common stock issuable pursuant to the exercise of our Series E Warrants at $2.00 per share;

●	2,217,904 shares of our common stock issuable pursuant to the exercise of warrants issued to investors in our November 2025 private placement at $1.16 per share;

●	1,553,456 shares of our common stock issuable pursuant to conversion of our Series A Preferred Stock;

●	268,624 shares of our common stock issuable pursuant to conversion of our Series B Preferred Stock; and

●	935,119 shares of our common stock issuable pursuant to options and restricted stock units granted pursuant to our equity incentive plan.

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

Recent Sales of Unregistered Securities

Other than the issuances of unregistered securities described in our Current Reports on Form 8-K and in our Quarterly Reports on Form 10-Q filed with the SEC, there have been no unregistered equity securities issued and sold by us during our fiscal year ended December 31, 2025, which were not registered under the Securities Act of 1933.

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

On September 18, 2025, at our annual meeting, our stockholders approved an amendment to 2022 Plan to (i) increase the number of shares of our common stock reserved for issuance under the 2022 Plan from 189,870 shares to 1,328,365 shares, and (ii) amend the 2022 Plan’s evergreen provision to increase the annual automatic increase in the number of shares of common stock reserved under the 2022 Plan, beginning with the fiscal year ending December 31, 2026, to equal, at the discretion of the 2022 Plan administrator, either (x) the greater of (A) 4% of the total number of shares of common stock outstanding on the last day of the prior fiscal year or (B) the number of shares that, when added to the number of shares reserved under the 2022 Plan on the last day of the prior fiscal year, will cause the number of shares reserved to equal 15% of the total shares of common stock outstanding on the last day of the prior fiscal year, or (y) a lesser number as determined by the 2022 Plan administrator. Such amendment became effective as of September 18, 2025.

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

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	935,119	$13.12	348,115
Equity compensation plans not approved by security holders	—	$—	—
Total	935,119	$13.12	348,115

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

Overview

Tenon Medical, Inc. (the “Company”) was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. The Company is a medical device company dedicated to transforming care for patients with certain sacro-pelvic disorders. The Company currently offers two systems to treat a diseased SI Joint. The Company has developed The Catamaran®™ SI Joint Fusion System (“The Catamaran System”) that offers a novel, less invasive approach to the SI Joint using a single, robust, titanium implant for treatment of the most common types of SI Joint disorders that cause lower back pain. The Company received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for The Catamaran System and is currently focused on the US market. Since the national launch of The Catamaran System in October 2022, the Company is focused on three commercial opportunities: 1) primary SI Joint procedures, 2) revision procedures of failed SI Joint implants and 3) SI Joint fusion adjunct to a spine fusion construct.

In August 2025, the Company acquired substantially all of the assets of SiVantage, Inc. and SIMPL Medical, LLC, including the SImmetry+® SI Joint Fusion System (“The SImmetry+ System”) that treats disorders of the SI Joint through minimally invasive lateral access solution that incorporates well-established orthopedic fusion principles-including joint decortication, bone graft placement, and rigid fixation-with the goal of achieving a true biological fusion across the SI Joint.

We have incurred net losses since our inception in 2012. As of December 31, 2025, we had an accumulated deficit of approximately $81.3 million. To date, we have financed our operations primarily through public equity offerings, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the accounting policies discussed below are those that are most critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. For more detail on our critical accounting policies, see Note 2 to our financial statements.

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

We generate our revenue from the sale of products to hospitals or medical facilities where our products are delivered in advance of a procedure. The performance obligation is the completion of the surgery and therefore, revenue is recognized upon completion of the surgery, net of rebates and price discounts. We account for rebates and price discounts as a reduction to revenue. Sales prices are specified prior to the transfer of control to the customer, via either the customer contract, agreed price list, purchase order, or written communication with the customer. For direct sales to end-user customers, our standard payment terms are generally net 30 days.

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

Expected Volatility—Since we have only been publicly held since April 2022 and did not have any trading history for our common stock prior to that date, the expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty.

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

Common Stock Warrants

We account for warrants for shares of common stock as equity or liabilities in accordance with the accounting guidance for derivatives. The accounting guidance provides a scope exception from classifying and measuring as a financial liability a contract that would otherwise meet the definition of a derivative if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ deficit section of the balance sheet. We estimate the fair value of our warrants for shares of common stock by using the Black-Scholes option pricing model. Warrants classified as equity are recorded as additional paid-in capital on the balance sheet and no further adjustments to their valuation are made after the issuance of the warrants.

Business Combinations

We account for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets acquired are amortized over the expected life of the asset. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows, estimates of appropriate discount rates, estimated useful lives of the intangible assets acquired and other factors. Although we believe the assumptions and estimates made have been reasonable and appropriate, actual results may vary significantly from estimated results. Our assumptions and estimates are subject to refinement and, as a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

Financial Operations Overview

Revenue

We derive substantially all our revenue from sales of The Catamaran System and The SImmetry+ System to a limited number of clinicians. Revenue from sales of The Catamaran System and The SImmetry+ System fluctuates based on volume of cases (procedures performed), discounts, rebates, and the number of implants used for a particular patient. Similar to other orthopedic companies, our revenue can also fluctuate from quarter to quarter due to a variety of factors, including reimbursement, changes in independent sales representatives and physician activities.

Cost of Goods Sold, Gross Profit, and Gross Margin

We utilize contract manufacturers for production of The Catamaran System and The SImmetry+ System implants and tray sets. Cost of goods sold consists primarily of costs of the components of The Catamaran System and The SImmetry+ System implants and instruments, overhead related to operations personnel and facility costs, quality inspection, packaging, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. We anticipate that certain of our cost of goods sold will increase in absolute dollars as case levels increase.

Our gross margins have been and will continue to be affected by a variety of factors, including the cost to have our products manufactured for us, pricing pressure from increasing competition, and the factors described above impacting our revenue.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries, commissions, stock-based compensation expense and travel and entertainment expenses of our sales and market personnel along with commissions paid to our independent distributors. We expect our sales and marketing expenses to increase in absolute dollars with the increased sales of The Catamaran System and The SImmetry+ System resulting in higher commissions and salaries, increased clinician and sales representative training, and the cost to complete our clinical study to gain wider clinician adoption of The Catamaran System. Our sales and marketing expenses may fluctuate from period to period due to the timing of sales and marketing activities related to the commercial activity of our product.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development, regulatory expenses, and consulting services, outside prototyping services, outside research activities, materials, and other costs associated with the development and refinement of our product. Research and development expenses also include related personnel and consultants’ compensation and stock-based compensation expense. We expense research and development costs as they are incurred. We expect research and development expense to increase in absolute dollars as we improve The Catamaran System and The SImmetry+ System, develop new products, add research and development personnel, and undergo clinical activities that may be required for regulatory clearances of future products.

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

Other Income (Expense), Net

Other income and expenses have not been significant to date.

Results of Operations (in thousands, except percentages)

	Years Ended December 31,
Statements of Operations Data in Dollars:	2025	2024
Revenue	$3,944	$3,277
Cost of goods sold	1,586	1,566
Gross profit	2,358	1,711
Operating expenses:
Research and development	2,149	2,603
Sales and marketing	6,026	5,109
General and administrative	6,975	7,765
Total operating expenses	15,150	15,477
Loss from operations	(12,792)	(13,766)
Interest and other income (expense), net:
Gain on investments	236	183
Interest expense	—	(34)
Other expense	—	(56)
Net loss	$(12,556)	$(13,673)

	Years Ended December 31,
Statements of Operations Data as a Percent of Revenue:	2025	2024
Revenue	100%	100%
Cost of goods sold	40	48
Gross profit	60	52
Operating expenses:
Research and development	54	79
Sales and marketing	153	156
General and administrative	177	237
Total operating expenses	384	472
Loss from operations	(324)	(420)
Interest and other income (expense), net:
Gain on investments	6	6
Interest expense	—	(1)
Other expense	—	(2)
Net loss	(318)%	(417)%

Comparison of the years ended December 31, 2025 and 2024 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Years Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$3,944	$3,277	$667	20%
Cost of goods sold	1,586	1,566	20	1%
Gross profit	$2,358	$1,711	$647	38%
Gross profit percentage	60%	52%

Revenue. The increase in revenue for the year ended December 31, 2025 as compared to 2024 was primarily due to an increase in the number of surgical procedures and the addition of revenue related to The SImmetry+ System.

Cost of Goods Sold, Gross Profit, and Gross Margin. The change in cost of goods sold for the year ended December 31, 2025 as compared to 2024 was due to the absorption of production overhead costs into our standard cost and operating leverage created due to lower relative fixed costs and increased revenue volume.

Operating Expenses

	Years Ended December 31,
	2025	2024	$ Change	% Change
Research and development	$2,149	$2,603	$(454)	(17)%
Sales and marketing	6,026	5,109	917	18%
General and administrative	6,975	7,765	(790)	(10)%
Total operating expenses	$15,150	$15,477	$(1,491)	(9)%

Research and Development Expenses. Research and development expenses for the year ended December 31, 2025 decreased as compared to 2024 primarily due to decreased stock-based compensation ($772) and payroll expenses ($1), partially offset by increased professional fees ($206).

Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2025 increased as compared to 2024 primarily due to increased commission expense ($544) related to our increased revenue and increased payroll and employee expenses ($174) and consulting and professional fees ($174), partially offset by decreased stock-based compensation ($13).

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2025 decreased as compared to 2024 primarily due to decreased stock-based compensation ($1,367), insurance costs ($614) and professional service fees ($87), partially offset by acquisition expenses ($778) and increases in employee expenses ($321) and other fees and expenses ($206).

Gain on Investments, Interest Expense and Other Expense, Net

	Years Ended December 31,
	2025	2024	$ Change	% Change
Gain on investments	$236	$183	$53	29%
Interest expense	—	(34)	34	100%
Other expense, net	—	(56)	56	100%
Total operating expenses	$236	$93	$143	154%

Gain on Investments. Gain on investments for the year ended December 31, 2025 increased as compared to 2024 due to interest on our higher amounts of investments in money market and corporate debt securities.

Interest Expense. Interest expense for the year ended December 31, 2024 related to convertible debt, whose outstanding principal and interest were converted to common stock in 2024.

Other Expense, Net. Other expense, net for the year ended December 31, 2024 was related to foreign exchange losses on the liquidation of our Swiss subsidiary.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $3.8 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering, additional stock offerings and the sale of our products. As of December 31, 2025, we had no outstanding debt. As of December 31, 2025, we had an accumulated deficit of $81.3 million and we expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.

On March 11, 2026, we entered into securities purchase agreements with certain accredited investors pursuant to which the Company issued and sold in a private placement 20% original issue discount senior convertible promissory notes in an aggregate principal amount of approximately $5.2 million for aggregate gross proceeds of approximately $4.3 million (the “Convertible Promissory Notes”). The Convertible Promissory Notes have a maturity date of September 11, 2026, which at the option of the Company can be extended to December 11, 2026. Following the 6-month anniversary of the issuance date, the Convertible Promissory Notes will be convertible any time at the option of the holder into shares of our common stock at a conversion price per share equal to the greater of 80% of the VWAP for the three trading days immediately prior to the date of conversion and $0.1567, subject to adjustment for stock splits and pro rata distributions as provided in the Convertible Promissory Notes. If the maturity date of the Convertible Promissory Notes is extended their outstanding principal amount will be increased by 5%. Any prepayment of the Convertible Promissory Notes will be paid at 102.5% of the principal amount being prepaid. In addition, we are required to prepay the Convertible Promissory Notes from 15% of the net proceeds we may receive from future securities financing transactions less certain amounts attributable to the original issue discount.

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

As we attempt to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our sales and marketing efforts, research and development activities, or other operations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, and collaborations. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans. Due to the uncertainty in our ability to raise capital, management believes that there is substantial doubt in our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years Ended December 31,
	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(10,745)	$(9,878)	$(867)	9%
Investing activities	(1,023)	(186)	(837)	450%
Financing activities	8,989	14,125	(5,136)	(36)%
Effect of foreign currency translation on cash flow	—	46	(46)	(100)%
Net change in cash and cash equivalents	$(2,779)	$4,107	$(6,886)	(168)%

The increase in net cash used in operating activities for the year ended December 31, 2025 as compared to 2024 was primarily attributable to decreases in stock-based compensation ($2,154) and increased accounts receivable ($465) and prepaid expenses ($218), partially offset by a decrease in net loss ($1,117) and increases in accrued expenses ($819) and accounts payable ($550).

Cash used in investing activities for the year ended December 31, 2025 consisted of the cash payment for the SI Acquisition ($750) and purchases of property and equipment ($273). Cash used in investing activities for the year ended December 31, 2024 related to purchases of property and equipment ($186).

Cash provided by financing activities for the year ended December 31, 2025 consisted of gross proceeds from the issuance of common stock from our securities purchase agreements ($4,010), the exercise of warrants under the inducement agreement ($3,057) and the issuance of common stock and warrants ($2,850), net of total cash offering costs ($928). Cash provided by financing activities for the year ended December 31, 2024 consisted of gross proceeds from the issuance of common stock and warrants ($4,500), the exercise of warrants under the inducement agreement ($4,648), the issuance of Series A Convertible Preferred Stock ($2,605) and Series B Convertible Preferred Stock ($550) and from issuances of common stock ($2,106) and the exercise of warrants ($812), net of total cash offering costs ($1,096).

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tenon Medical, Inc.

Financial Statements

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Tenon Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tenon Medical, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced recurring losses, negative cash flows from operations, and has limited capital resources. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haskell & White LLP

We have served as the Company’s auditor since 2023.

Irvine, California

March 27, 2026

Tenon Medical, Inc.

Balance Sheets

(In thousands, except share data)

	December 31,	December31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,756	$6,535
Accounts receivable, net	1,698	863
Inventory	1,054	606
Prepaid expenses and other current assets	260	206
Total current assets	6,768	8,210
Property and equipment, net	918	752
Deposits	51	51
Operating lease right-of-use asset	131	399
Deferred offering costs	—	431
Intangible assets, net (Notes 3 and 6)	485	—
Goodwill (Note 3)	2,407	—
TOTAL ASSETS	$10,760	$9,843

Liabilities and Stockholders’ EQUITY
Current liabilities:
Accounts payable	$845	$369
Accrued expenses	1,637	910
Current portion of accrued commissions	590	303
Current portion of operating lease liability	141	287
Total current liabilities	3,213	1,869
Accrued commissions, net of current portion	1,514	1,862
Operating lease liability, net of current portion	—	141
Contingent consideration (Note 3)	993	—
Total liabilities	5,720	3,872

Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 4,500,000 shares authorized at December 31, 2025 and 2024; 204,159 and 256,968 shares issued and outstanding at December 31, 2025 and 2024, respectively	2,622	3,300
Series B convertible preferred stock, $0.001 par value; 491,222 shares authorized at December 31, 2025 and 2024; 86,454 shares issued and outstanding at December 31, 2025 and 2024	452	452
Common stock, $0.001 par value; 130,000,000 shares authorized at December 31, 2025 and 2024; 10,851,273 and 3,138,804 shares issued and outstanding at December 31, 2025 and 2024, respectively	11	3
Additional paid-in capital	83,257	70,962
Accumulated deficit	(81,302)	(68,746)
Total stockholders’ equity	5,040	5,971
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,760	$9,843

The accompanying notes are an integral part of these financial statements.

See Report of Independent Registered Public Accounting Firm.

Tenon Medical, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Years Ended December 31,
	2025	2024
Revenue	$3,944	$3,277
Cost of sales	1,586	1,566
Gross Profit	2,358	1,711

Operating Expenses
General and administrative	6,975	7,765
Sales and marketing	6,026	5,109
Research and development	2,149	2,603
Total Operating Expenses	15,150	15,477

Loss from Operations	(12,792)	(13,766)

Other Income (Expense)
Gain on investments	236	183
Interest expense	—	(34)
Other expense, net	—	(56)
Total Other Income, net	236	93
Net Loss	$(12,556)	$(13,673)
Net Loss Per Share of Common Stock
Basic and diluted	$(1.70)	$(11.26)

Weighted-Average Shares of Common Stock Outstanding
Basic and diluted	7,384	1,214

Statements of Comprehensive Loss:
Net loss	$(12,556)	$(13,673)
Foreign currency translation adjustment	—	46
Total Comprehensive Loss	$(12,556)	$(13,627)

The accompanying notes are an integral part of these financial statements.

See Report of Independent Registered Public Accounting Firm.

Tenon Medical, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumula-	Accumula-ted Other Compre-
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	ted Deficit	hensive Loss	Total
Balance at December 31, 2023	—	$—	—	$—	325,039	$—	$55,897	$(55,073)	$(46)	$778
Stock-based compensation expense	—	—	—	—	—	—	3,845			3,845
Release of restricted stock units	—	—	—	—	9,926	—	—			—
Issuance of Series A preferred stock and warrants, net of issuance costs	256,968	3,300	—	—	—	—	254	—	—	3,554
Issuance of Series B preferred stock and warrants, net of issuance costs	—	—	86,454	452	—	—	37	—	—	489
Issuance of common stock, prefunded warrants, and warrants, net of issuance costs	—	—	—	—	55,000	—	3,846	—	—	3,846
Issuance of common stock upon exercise of prefunded warrants	—	—	—	—	1,167,850	1	(1)	—	—	—
Issuance of common stock and warrants under inducement agreement, net of issuance costs	—	—	—	—	1,222,850	1	4,305	—	—	4,306
Issuance of common stock upon exercise of warrants	—	—	—	—	32,266	—	812	—	—	812
Issuance of common stock, net of issuance costs	—	—	—	—	178,048	—	1,968	—	—	1,968
Issuance of common stock for reverse stock split	—	—	—	—	147,825	1	(1)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	46	46
Net loss	—	—	—	—	—	—	—	(13,673)		(13,673)
Balance at December 31, 2024	256,968	3,300	86,454	452	3,138,804	3	70,962	(68,746)	—	5,971
Stock-based compensation expense	—	—	—	—	—	—	1,691	—	—	1,691
Issuance of common stock, pre-funded warrants and warrants under inducement agreement, net of issuance costs	—	—	—	—	2,445,700	3	2,732	—	—	2,735
Issuance of common stock, prefunded warrants, and warrants, net of issuance costs	—	—	—	—	2,005,000	2	3,522	—	—	3,524
Shares issued for acquisition of assets of SiVantage, Inc.	—	—	—	—	710,300	1	1,365	—	—	1,366
Issuance of common stock upon conversion of Series A convertible preferred stock	(52,809)	(678)	—	—	300,005	—	678	—	—	—
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	2,217,904	2	2,728	—	—	2,730
Release of restricted stock units	—	—	—	—	33,560	—	—	—	—	—
Deferred financing costs	—	—	—	—	—	—	(421)	—	—	(421)
Net loss	—	—	—	—	—	—	—	(12,556)	—	(12,556)
Balance at December 31, 2025	204,159	$2,622	86,454	$452	10,851,273	$11	$83,257	$(81,302)	$—	$5,040

The accompanying notes are an integral part of these financial statements.

See Reports of Independent Registered Public Accounting Firms.

Tenon Medical, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(12,556)	$(13,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,691	3,845
Depreciation and amortization	262	408
Provision for losses on accounts receivable	16	41
Amortization of operating right-of-use asset	268	247
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(851)	(386)
Inventory	(387)	(52)
Prepaid expenses and other assets	(35)	183
Accounts payable	486	(64)
Accrued expenses	648	(171)
Operating lease liability	(287)	(256)
Net cash used in operating activities	(10,745)	(9,878)

Cash Flows from Investing Activities
Purchase of assets from SiVantage, Inc.	(750)	—
Purchases of property and equipment	(273)	(186)
Net cash used in investing activities	(1,023)	(186)

Cash Flows from Financing Activities
Gross proceeds from issuance of common stock, prefunded warrants, and warrants	4,010	4,500
Gross proceeds from exercise of warrants under inducement agreement	3,057	4,648
Gross proceeds from issuance of common stock and warrants	2,850	—
Gross proceeds from issuance of Series A convertible preferred stock	—	2,605
Gross proceeds from issuance of Series B convertible preferred stock	—	550
Gross proceeds from issuance of common stock	—	2,106
Gross proceeds from exercise of warrants	—	812
Offering costs	(928)	(1,096)
Net cash provided by financing activities	8,989	14,125

Effect of foreign currency translation on cash flow	—	46
Net (Decrease) Increase in Cash and Cash Equivalents	(2,779)	4,107

Cash and Cash Equivalents at Beginning of Year	6,535	2,428
Cash and Cash Equivalents at End of Year	$3,756	$6,535

Supplemental Disclosures of Cash Flow Information
Non-cash investment and financing activities:
Warrant modification costs	$5,133	$992
Preferred stock issued upon conversion of debt and accrued interest	$—	$1,186
Reclassification of deferred offering costs to additional paid-in capital	$421	$367
Common stock issued upon conversion of Series A preferred stock	$678	$—
Common stock issued for purchase of assets from SiVantage, Inc.	$1,366	$—
Contingent consideration for purchase of assets from SiVantage, Inc.	$1,011	$—

The accompanying notes are an integral part of these financial statements.

See Report of Independent Registered Public Accounting Firm.

Notes to Financial Statements (in thousands, except share and per-share data)

1.  Organization and Business

Nature of operations

Tenon Medical, Inc. (the “Company”) was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. The Company is a medical device company dedicated to transforming care for patients with certain sacro-pelvic disorders. The Company currently offers two systems to treat a diseased sacroiliac joint (“SI Joint”). The Company has developed The Catamaran®™ SI Joint Fusion System (“The Catamaran System”) that offers a novel, less invasive approach to the SI Joint using a single, robust, titanium implant for treatment of the most common types of SI Joint disorders that cause lower back pain. The Company received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for The Catamaran System and is currently focused on the US market. Since the national launch of The Catamaran System in October 2022, the Company is focused on three commercial opportunities: 1) Primary SI Joint procedures, 2) Revision procedures of failed SI Joint implants and 3) SI Joint fusion adjunct to a spine fusion construct.

In August 2025, the Company acquired substantially all of the assets of SiVantage®, Inc. and SIMPL™ Medical, LLC, including the SImmetry+ SI Joint Fusion System (“The SImmetry+ System”) that treats disorders of the SI Joint through minimally invasive lateral access solution that incorporates well-established orthopedic fusion principles-including joint decortication, bone graft placement, and rigid fixation-with the goal of achieving a true biological fusion across the SI Joint.

2.  Summary of Significant Accounting Principles

Basis of presentation

The accompanying financial statements have been prepared on the accrual basis in accordance with generally accepted accounting principles as promulgated in the United States of America (“U.S. GAAP”).

Going concern uncertainty and liquidity requirements

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these financial statements are issued.

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System and The SImmetry+ System. Based on the Company’s expected level of revenues and expenditures, the Company believes that its existing cash and cash equivalents as of December 31, 2025 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations (see Note 14). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Notice from Nasdaq

On February 25, 2026, the Company received a letter (the “Notification Letter”) from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between January 9, 2026 and February 24, 2026, the common stock of the Company had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until August 24, 2026 (the “Compliance Period”), to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the Compliance Period.

If the Company does not regain compliance with the Bid Price Rule by August 24, 2026, the Company may be eligible for an additional 180-day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Rule, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If the Company cannot regain compliance during the Compliance Period or any subsequently granted compliance period, the common stock of the Company will be subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearings panel.

The notice from Nasdaq has no immediate effect on the listing of the Company’s common stock and its common stock will continue to be listed on The Nasdaq Capital Market under the symbol “TNON.” The Company is currently evaluating its options for regaining compliance with the Bid Price Rule. There can be no assurance that the Company will regain compliance with the Bid Price Rule or maintain compliance with any of the other Nasdaq continued listing requirements.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the fair value of assets acquired and liabilities assumed in business combinations, estimates of purchase price consideration and contingent consideration, realization of deferred tax assets, accrued liabilities, obsolescence of inventory, the fair value of accrued commissions and stock-based compensation.

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

Segments

The Company operates in one business segment: the SI Joint segment. See Note 13.

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

Investments

When applicable, the Company classifies its investments in marketable securities as available-for-sale and records them at fair value in its balance sheets. The net unrealized gains and losses are recorded as a separate component of stockholders’ equity. Realized gains and losses are recorded in the statements of operations and comprehensive loss. The Company determines any realized gains or losses on the sale of marketable debt securities on a specific identification method and records such gains and losses as a component of other income (expense) net.

Accounts receivable and expected credit losses

Accounts receivable are derived from products delivered to customers and are stated at their net realizable value. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. In determining the amount of the allowance, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and the Company assesses current economic trends that might impact the level of credit losses in the future. Historically, the Company has had no significant write-offs of accounts receivable. However, since the Company cannot reliably predict future changes in the financial stability of its customers, it cannot guarantee that its allowances will continue to be adequate. If actual credit losses are significantly greater than the allowance, the Company would increase its general and administrative expenses and increase its reported net losses. The Company’s allowance for expected credit losses was $22 and $41 at December 31, 2025 and 2024, respectively.

Inventory

Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. The excess and obsolete inventory is estimated based on quantities on hand, expectations of future demand and market conditions. Inventory write-downs are charged to cost of goods sold. As of December 31, 2025 and 2024, inventory consisted of finished goods and raw materials (Note 4).

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

Leases are classified as either finance leases or operating leases based on criteria in accordance with Accounting Standards Codification (“ASC”) 842, Leases. The Company’s facility lease is classified as an operating lease. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease’s commencement date based on the present value of lease payments over the lease term. When a lease did not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of 12 months or less. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses in the statements of operations and comprehensive loss.

Long-lived assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and intangible assets, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive undiscounted cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives.

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

Certain non-financial assets and liabilities, such as acquired intangible assets and contingent liabilities, are valued using management’s best estimate of fair value, which includes estimates of expected cash flows.

Income taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. Under this method, the Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, the Company is unable, at this time, to support the determination that it is more likely than not that its deferred tax assets will be utilized in the future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2025 and 2024. The Company intends to maintain valuation allowances until sufficient evidence exists to support its reversal.

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

The Company generates revenue from the sale of products to hospitals or medical facilities where its products are delivered in advance of a procedure. The performance obligation is the completion of the surgery and therefore, revenue is recognized upon completion of the surgery, net of rebates and price discounts. The Company accounts for rebates and price discounts as a reduction to revenue. Sales prices are specified prior to the transfer of control to the customer, via either the customer contract, agreed price list, purchase order, or written communication with the customer. For direct sales to end-user customers, the Company’s standard payment terms are generally net 30 days.

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

Payments received prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the balance sheets. As of December 31, 2025 and 2024, there were no remaining performance obligations that would give rise to deferred revenue.

Except as described in Note 10, sales commissions are recorded in sales and marketing expenses during the same period as the corresponding revenues.

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

Expected Volatility—Since the Company has only been publicly held since April 2022 and did not have any trading history for its common stock prior to that date, the expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty.

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

The Company had the following dilutive common stock equivalents as of December 31, 2025 and 2024 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2025	2024
Outstanding restricted stock units	917,422	20,224
Outstanding stock options	17,697	11,322
Outstanding warrants	8,173,914	2,728,160
Outstanding Convertible Preferred Shares	1,822,080	896,661
Total	10,931,113	3,656,367

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”), and has elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, under the JOBS Act, emerging growth companies are permitted to delay the adoption of certain new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards, and, as a result, its financial statements may not be comparable to companies that comply with public company effective dates.

The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenues of at least $1.235 billion, (iii) the date on which we are deemed to be a large accelerated filer, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Adoption of New Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires additional tax disclosures about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This guidance is effective on a prospective basis, with the option to apply it retrospectively, for the Company’s fiscal years beginning after December 15, 2025. The early adoption of ASU 2023-09 expanded the Company’s income tax disclosures in its Annual Report on Form 10-K, but had no impact on reported income tax (benefit) expense or related tax assets or liabilities. See Note 12.

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

Contingent Consideration

Contingent consideration relates to the royalty to be paid to SI for sales of SI Products, the royalty to be paid to SIMPL for sales of SIMPL products, and amount related to future warrant exercises, and was calculated using the present value of expected payments based on current revenue and other estimates using a discount rate of 14.6%. The fair value of the contingent consideration was determined using level 3 fair value inputs. A reconciliation of the contingent consideration from the date of acquisition through December 31, 2025 is as follows:

Balance at August 1, 2025	$1,011
Amounts earned	(87)
Accretion	69
Balance at December 31, 2025	$993

Acquisition-Related Costs

The Company incurred approximately $779 of acquisition-related costs, including legal, accounting, and valuation fees. These costs are included in general and administrative expenses in the statement of operations and comprehensive loss.

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

	Year Ended December 31,
	2025	2024
Revenue	$4,817	$4,316
Net loss	$(13,785)	$(15,328)
Basic and diluted net loss per share of common stock	$(1.77)	$(7.97)

4.  Inventory

Inventory consisted of the following:

	December 31, 2025	December 31, 2024
Raw materials	$21	$21
Finished goods	1,033	585
Inventory	$1,054	$606

5.  Property and Equipment, net

Property and equipment, net, consisted of the following:

	December 31, 2025	December 31, 2024
Instrument tray sets	$829	$785
Construction in progress	836	541
Lab equipment	79	14
IT equipment	56	56
Leasehold improvements	15	15
Office furniture	9	9
Property and equipment, gross	1,824	1,420
Less: accumulated depreciation	(906)	(668)
Property and equipment, net	$918	$752

Construction in progress is made up of reusable components that are intended to be assembled into Catamaran Tray Sets. Depreciation expense was approximately $238 and $395 for the years ended December 31, 2025 and 2024, respectively.

6. Intangible Assets, net

Intangible assets, net relate to developed technology, trademarks/trade names and customer relationships acquired in the SI Acquisition (see Note 3). Intangible assets were valued based on their estimated fair value on the date of acquisition and are being amortized on a straight-line basis over estimated useful lives of 7-8 years for developed technology, 10 years for trademarks/trade names and 8 years for customer relationships.

Intangible assets as of December 31, 2025 consist of the following:

	Gross Value	Accumulated Amortization	Net Value
Developed technology	$103	$(5)	$98
Trademarks/trade names	196	(8)	188
Customer relationships	210	(11)	199
Total	$509	$(24)	$485

Amortization expense for years ended December 31, 2025 and 2024 was $24 and $0, respectively.

As of December 31, 2025, future amortization of amortizable intangible assets is as follows:

2026	$59
2027	59
2028	59
2029	59
Thereafter	249
$485

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2025	December 31, 2024
Accrued compensation	$710	$416
Accrued professional services fees	484	271
Other accrued expenses	443	223
Total accrued expenses	$1,637	$910

8. Leases

In June 2021, the Company entered into a facility lease agreement for its company headquarters in Los Gatos, California. This non-cancellable operating lease expires in June 2026. Operating lease costs for the facility lease were $292 and $292 for the years ended December 31, 2025 and 2024, respectively.

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2025	2024
Operating lease right-of-use asset	$131	$399

Operating lease liability, current	$(141)	$(287)
Operating lease liability, noncurrent	—	(141)
Total operating lease liabilities	$(141)	$(428)

Future maturities of operating lease liabilities as of December 31, 2025 were as follows:

2026	$144
Total lease payments	144
Less: imputed interest	(3)
Present value of operating lease liabilities	$141

Other information:

Cash paid for operating leases for the year ended December 31, 2025	$310
Cash paid for operating leases for the year ended December 31, 2024	$301
Remaining lease term - operating leases (in years)	0.50
Average discount rate - operating leases	8.0%

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

At-the-Market Offering Program

On May 4, 2023, the Company entered into an Equity Distribution Agreement to establish an at-the-market offering program, under which the Company may sell from time to time, at its option, shares of its common stock having an aggregate gross sales price of $5.5 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. During the year ended December 31, 2023, 29,013 shares of the Company’s common stock were sold under the program at a weighted-average price of $18.16 per share with aggregate net proceeds of $495. During the year ended December 31, 2024, 129,199 shares of the Company’s common stock were sold under the program at a weighted-average price of $14.63 per share with aggregate proceeds, net of issuance costs, of $1,709. There were no sales of common stock under the program during the year ended December 31, 2025. Per the terms of the Equity Distribution Agreement, no shares are available to be issued under the program as of December 31, 2025.

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

Beginning on the Commencement Date and for a period of 24 months thereafter, under the terms and subject to the conditions of the Purchase Agreement, from time to time, at the Company’s discretion, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $10 million of shares of common stock, subject to certain limitations set forth in the Purchase Agreement. Specifically, from time to time from and after the Commencement Date, the Company may, at its discretion, direct Lincoln Park to purchase on any single business day on which the closing price of its common stock on The Nasdaq Capital Market (“Nasdaq”) is equal to or greater than $1.50 up to 10,000 shares of common stock (a “Regular Purchase”); provided, that the Company may direct Lincoln Park to purchase in a Regular Purchase (i) up to 12,500 shares of common stock, if the closing sale price of its common stock on Nasdaq on such business day is at least $15.00 per share and (ii) up to 15,000 shares of common stock, if the closing sale price of its common stock on Nasdaq on such business day is at least $25.00 per share. In no case, however, will Lincoln Park’s commitment with respect to any single Regular Purchase exceed $500,000; provided, that the parties may mutually agree at any time to increase the maximum number of shares of common stock the Company may direct Lincoln Park to purchase in any single Regular Purchase to up to 100,000 shares or any number of shares that shall not exceed 4.99% of the then outstanding shares of common stock. The foregoing share amounts and per share prices will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring after the date of the Purchase Agreement with respect to the Company’s common stock. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale, as determined under the Purchase Agreement.

During the year ended December 31, 2024, 48,849 shares of the Company’s common stock were sold under the program at a weighted-average price of $5.56 per share with aggregate net proceeds of $260. There were no sales of common stock under the program during the year ended December 31, 2025. The Purchase Agreement terminated in September 2025.

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

Additionally, on February 20, 2024, the Investors agreed to a complete prepayment of the Company’s obligations under its convertible notes issued in November 2023 (the “Convertible Notes”), including accrued interest, in exchange for 84,729 shares of Series A Preferred Stock and warrants to purchase 157,094 shares of common stock at $1.2705 per share and the Convertible Notes were cancelled. The Series A Warrants are immediately exercisable and expire five years from the date of issuance.

The Series A Preferred Stock is convertible, at any time, at the option of the holder into shares of common stock. Each share of Series A Preferred Stock shall be convertible, at any time after the date of issuance, at the option of the holder thereof (or, upon a Required Conversion (as defined below), at the option of the Corporation), into that number of shares of common stock determined by dividing the Stated Value (as defined below) for such share of Series A Preferred Stock by the Conversion Price (as defined below). “Stated Value” means for any share of Series A Preferred Stock, an amount equal to the product of (x) $15.125 multiplied by (y) the sum of 1 plus the product of (A) 0.06 multiplied by (B) a fraction equal to the number of days that such share of Series A Preferred Stock has been issued divided by 365. “Conversion Price” means (i) for the shares of Series A Preferred Stock issued on the Closing Date, $1.5125 and (ii) for each share of Series A Preferred Stock issued thereafter, an amount equal to the greater of (x) $1.5125 and the average of the VWAPs for the 10 Trading Days prior the issuance date of such share of Series A Preferred Stock, in each case subject to adjustment as set forth herein. On any date that ten out of the last 15 daily VWAPs of the Company’s common stock is 250% higher than the Conversion Price on such date, then the Company will have the right to require 50% of the Preferred Stock to be converted into shares of common stock. Additionally, on and after the time on which the Company has $2.25 million in revenues in any single financial quarter, the Company will have the right to require 50% of the Preferred Stock to be converted into shares of common stock (a “Required Conversion”). No dividends are payable on the Series A Preferred Stock. The Series A Preferred Stock will vote together with the common stock on all matters other than as required by law; provided however that any additional shares underlying the Series A Preferred Stock as a result of the anti-dilution provision described below shall not vote on an “as converted” basis and shall only vote when issued upon conversion. Notwithstanding the foregoing, the vote of an individual holder of Series A Preferred Stock (and underlying common stock) shall be capped at 9.99% (or 4.99% if selected by the holder).

The Conversion Price is subject to anti-dilution adjustment as the result of any subdivision, combination of shares or recapitalization, stock dividends, stock splits and similar transactions affecting the Company’s common stock. In addition, the Series A Preferred Stock will have weighted average anti-dilution protection providing for adjustment of the Conversion Price in the event of issuance of, or commitments to issue, common stock for less than the Conversion Price then in effect immediately prior to such issue or sale (a “Dilutive Issuance”), subject to customary exceptions; provided however the anti-dilution for Dilutive Issuances shall not be operative until the stockholders of the Company have approved the terms of the Series A Preferred Stock, which approval was granted at the annual shareholder meeting on July 23, 2024. Upon any liquidation or winding up of the Company (a “Liquidation”), the holders of Series A Preferred Stock will be entitled to receive in preference to any other class or series of the Company’s equity securities the greater of (i) the Stated Value plus accrued and unpaid dividends and (ii) what would be paid if the Series A Preferred Stock plus accrued and unpaid dividends had been converted into common stock. A consolidation or merger of the Company or sale or transfer of all or substantially all of its assets, or any transaction which results in the stockholders of the Company owning less than 50% of the equity or voting power of the surviving entity (excluding the issuance of common stock in any financing transaction unless more than 50% of the Company’s shares are issued to one stockholder or a number of stockholders who act as a one group) shall be deemed a Liquidation (a “Deemed Liquidation”) with respect to the shares of Series A Preferred Stock of any holder who opts to have such occurrence treated as a Deemed Liquidation; provided that if the liquidation preference payable on a Deemed Liquidation is less than 110% of the stated value of the Series A Preferred Stock, the dividend rate on any accrued and unpaid dividends payable with respect to such Deemed Liquidation will increase to 10%. All liquidation preferences payable in respect of a Deemed Liquidation will be payable in shares of common stock based on the closing price of the common stock on the date of such Deemed Liquidation. Consent of the majority of the holders will be required to (i) amend the Certificate of Incorporation or Bylaws of the Company so as to adversely alter the rights, preferences, privileges of the Series A Preferred Stock, (ii) create any new class of shares pari passu or senior to the Series A Preferred Stock or increase or decrease the number of authorized shares of common stock or preferred stock, (iii) pay or declare any dividend on common stock or other junior securities, or incur indebtedness in any single transaction in excess of $1 million or (iv) redeem, purchase or otherwise acquire any share or shares of preferred stock or common stock (other than (a) the repurchase of shares of common stock pursuant to a written benefit plan or employment or consulting agreement, or (b) the repurchase of any equity securities in connection with the Company’s right of first offer with respect to those securities contained in any written agreement with the Company).

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

The Series B Preferred Stock is convertible, at any time, at the option of the holder into shares of common stock. Each share of Series B Preferred Stock shall be convertible, at any time after the date of issuance, at the option of the holder thereof (or, upon a Required Conversion (as defined below), at the option of the Corporation), into that number of shares of common stock determined by dividing the Stated Value (as defined below) for such share of Series B Preferred Stock by the Conversion Price (as defined below). “Stated Value” means for any share of Series B Preferred Stock, an amount equal to the product of (x) $6.3625 multiplied by (y) the sum of 1 plus the product of (A) 0.06 multiplied by (B) a fraction equal to the number of days that such share of Series B Preferred Stock has been issued divided by 365. “Conversion Price” means $5.09 per share, subject to adjustment as set forth herein. On any date that ten out the last 15 daily VWAPs of the Company’s common stock is 250% higher than the Conversion Price on such date, then the Company will have the right to require 50% of the Preferred Stock to be converted into shares of common stock. Additionally, on and after the time on which the Company has $2.25 million in revenues in any single financial quarter, the Company will have the right to require 50% of the Preferred Stock to be converted into shares of common stock (a “Required Conversion”). No dividends are payable on the Series B Preferred Stock. The Series B Preferred Stock will vote together with the common stock on all matters other than as required by law; provided however that any additional shares underlying the Series B Preferred Stock as a result of the anti-dilution provision described below shall not vote on an “as converted” basis and shall only vote when issued upon conversion. Notwithstanding the foregoing, the vote of an individual holder of Series B Preferred Stock (and underlying common stock) shall be capped at 9.99% (or 4.99% if selected by the holder).

The Conversion Price is subject to anti-dilution adjustment as the result of any subdivision, combination of shares or recapitalization, stock dividends, stock splits and similar transactions affecting the common stock. In addition, the Series B Preferred Stock will have weighted average anti-dilution protection providing for adjustment of the Conversion Price in the event of issuance of, or commitments to issue, common stock for less than the Conversion Price then in effect immediately prior to such issue or sale (a “Dilutive Issuance”), subject to customary exceptions; provided however the anti-dilution for Dilutive Issuances shall not be operative until the stockholders of the Company have approved the terms of the Series B Preferred Stock. Upon any liquidation or winding up of the Company (a “Liquidation”), the holders of Series B Preferred Stock will be entitled to receive in preference to any other class or series of the Company’s equity securities the greater of (i) the Stated Value plus accrued and unpaid dividends and (ii) what would be paid if the Series B Preferred Stock plus accrued and unpaid dividends had been converted into common stock. A consolidation or merger of the Company or sale or transfer of all or substantially all of its assets, or any transaction which results in the stockholders of the Company owning less than 50% of the equity or voting power of the surviving entity (excluding the issuance of common stock in any financing transaction unless more than 50% of the Company’s shares are issued to one stockholder or a number of stockholders who act as a one group) shall be deemed a Liquidation (a “Deemed Liquidation”) with respect to the shares of Series B Preferred Stock of any holder who opts to have such occurrence treated as a Deemed Liquidation; provided that if the liquidation preference payable on a Deemed Liquidation is less than 110% of the stated value of the Series B Preferred Stock, the dividend rate on any accrued and unpaid dividends payable with respect to such Deemed Liquidation will increase to 10%. All liquidation preferences payable in respect of a Deemed Liquidation will be payable in shares of common stock based on the closing price of the Company’s common stock on the date of such Deemed Liquidation. Consent of the majority of the holders will be required to (i) amend the Certificate of Incorporation or Bylaws of the Company so as to adversely alter the rights, preferences, privileges of the Series B Preferred Stock, (ii) create any new class of shares pari passu or senior to the Series B Preferred Stock or increase or decrease the number of authorized shares of common stock or preferred stock, (iii) pay or declare any dividend on common stock or other junior securities, or incur indebtedness in any single transaction in excess of $1 million or (iv) redeem, purchase or otherwise acquire any share or shares of preferred stock or common stock (other than (a) the repurchase of shares of common stock pursuant to a written benefit plan or employment or consulting agreement, or (b) the repurchase of any equity securities in connection with the Company’s right of first offer with respect to those securities contained in any written agreement with the Company)

2024 Public Offering

On September 12, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”), and a securities purchase agreement (the “Purchase Agreement”) with a single health-care focused institutional investor pursuant to which the Company agreed to issue and sell, in a “reasonable best efforts” public offering, (i) 55,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 1,167,850 shares of common stock (the “Pre-Funded Warrants”) and (iii) warrants to purchase up to 1,222,850 shares of common stock at an exercise price of $3.55 per share (the “Common Warrants”) at a combined offering price of $3.68 per share and accompanying Common Warrant, and $3.68, less $0.0001 per Pre-Funded Warrant and accompanying Common Warrant for net proceeds of $3,846 after deducting offering costs. The Common Warrants were exercisable upon issuance and will expire five years from the date of issuance.

2024 Warrant Inducement

On September 16, 2024, the Company entered into an inducement letter with Armistice Capital, LLC (“Armistice”) who held all of the Common Warrants. Pursuant to the inducement letter, Armistice agreed to exercise the Common Warrants for cash at the exercise price of $3.55 per share in consideration for the Company’s agreement to issue, for an additional payment of $0.125 per New Warrant, (i) the Series A New Warrants to purchase up to an aggregate of 1,222,850 shares of common stock at an exercise price of $4.28 per share, which are exercisable for five years after issuance and (ii) the Series B New Warrants to purchase up to an aggregate of 1,222,850 shares of common stock at an exercise price of $4.28 per share, which are exercisable for three years after issuance (the “2024 Warrant Inducement”). The Company received net proceeds of approximately $4,306 from the 2024 Warrant Inducement, after deducting financial advisor fees and other transaction expenses. The 2024 Warrant Inducement was accounted for as a modification of the Common Warrants.

2025 Warrant Inducement

On March 11, 2025, the Company entered into a warrant exercise inducement offer letter agreement (the “Inducement Letter”) with the holder of the Series A New Warrants and Series B New Warrants (the “Existing Warrants”), pursuant to which, the holder agreed to exercise the Existing Warrants at a reduced exercise price of $1.25 per share in consideration for the Company’s agreement to issue (i) new unregistered five-year warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,445,700 shares of common stock at an exercise price of $1.25 per share and (ii) new unregistered three-year warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “New Warrants”) to purchase up to an aggregate of 1,222,850 shares of common stock at an exercise price of $1.25 per share (the “2025 Warrant Inducement”). The New Warrants were not exercisable without approval by the Company’s stockholders (the “Approval Date”), which was obtained on September 18, 2025. The Series C-1 Warrants are exercisable five years from the Approval Date, and the Series C-2 Warrants are exercisable three years from the Approval Date. Pursuant to the 2025 Warrant Inducement, the Company received proceeds, net of financial advisor fees and other transaction expenses, of $2,735. The incremental value of the consideration to the holders of the Existing Warrants was $5,113.

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

PIPE

On November 10, 2025, the Company entered into securities purchase agreements with certain accredited investors in an at-the-market private investment in public equity (the “PIPE”) pursuant to which the Company agreed to issue and sell an aggregate of 2,217,904 shares of common stock, par value $0.001 per share and/or pre-funded common stock purchase warrants, and common stock purchase warrants, each exercisable for one share of common stock of the Company, at a combined offering price of $1.285 per share and warrant to purchase one share of common stock. The warrants have an exercise price of $1.16 per share and expire three years from the date of issuance. Pursuant to the purchase agreements, the Company received proceeds, net of transaction expenses, of $2,730.

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

On January 10, 2022 and February 2, 2022, the Board and stockholders, respectively, of the Company approved the Tenon Medical, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), which was effective on April 25, 2022. The number of shares of common stock that may be subject to awards and sold under the 2022 Plan is equal to 1,600,000. Automatic annual increases in number of shares available for issuance under the 2022 Plan is equal to the least of (a) 2,200,000 shares, (b) 4% of the total number of shares of all classes of common stock outstanding on the last day of the immediately preceding fiscal year, or (c) such number determined by the 2022 Plan administrator no later than the last day of the immediately preceding fiscal year. Annual increases will continue until the tenth anniversary of the earlier of the Board or stockholder approval of the 2022 Plan, which is January 10, 2032. Upon the effective date of the 2022 Plan, the Board terminated the 2012 Plan such that no new equity awards will be issued by the 2012 Plan.

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

Compensation expense for the years ended December 31, 2025 and 2024 includes the portion of awards vested in the periods for all equity-based awards granted, based on the grant date fair value as estimated using a Black-Scholes option valuation model. Grant date fair value for restricted stock units is estimated using the fair value of the Company’s common stock on the date of grant. Grant date fair value for stock options is estimated using a Black-Scholes option valuation model using the weighted-average assumptions in the table below:

	Years ended December 31,
	2025	2024
Expected volatility	66.16%	68.37%
Dividend yield	0%	0%
Risk-free interest rate	4.08%	4.41%
Expected term in years	5.85	5.61

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company in accordance with authoritative guidance.

A summary of the Company’s share option and restricted stock unit activity under its plans is as follows:

	Options			RSUs
	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Balance as of December 31, 2023	12,777	$340.44	7.41	9,637	$555.85
Granted	10,621	$5.59		21,309	$6.67
Released	—	—		(10,072)	$344.54
Canceled	(12,076)	$346.20		(650)	$22.64
Balance as of December 31, 2024	11,322	$20.79	9.32	20,244	$99.58
Granted	9,000	$1.22		943,791	$1.05
Released	—	—		(45,527)	$38.55
Canceled	(2,625)	$5.36		(1,066)	$128.81
Balance as of December 31, 2025	17,697	$13.12	8.78	917,422	$1.26
Exercisable at December 31, 2025	7,377	$27.20	8.43

The weighted-average grant-date fair value of options granted during the years ended December 31, 2025 and 2024 was $0.73 and $3.95, respectively. The aggregate intrinsic value of outstanding options at December 31, 2025 was $0. The aggregate intrinsic value is equal to the difference between the exercise price of the underlying option and the fair value of the Company’s common stock for in-the-money options. As of December 31, 2025, total compensation cost not yet recognized related to unvested options was $10, which is expected to be recognized over a weighted-average period of 1.42 years, and total compensation costs not yet recognized related to unvested RSUs was $817, which is expected to be recognized over a weighted-average period of 0.65 years.

The following table sets forth stock-based compensation expense recognized for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Research and development	$679	$1,431
Sales and marketing	124	137
General, and administrative	888	2,277
Total stock-based compensation expense	$1,691	$3,845

At December 31, 2025, there were 348,115 shares available for issuance under the 2022 Plan.

Warrants

IPO Warrants

In April 2022, in association with the Company’s initial public offering, the Company granted to The Benchmark Company, LLC and Valuable Capital Limited warrants to purchase a total of 1,200 shares of common stock. The warrants were immediately exercisable at an exercise price of $400.00 per share and expire on the fifth anniversary of the commencement of sales under the IPO. The fair value of the warrants on the grant date was $220.00 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 62.55%, dividend yield of 0%, and risk-free interest rate of 2.92%. The Company recorded the fair value of these warrants of $264 as an issuance cost to additional paid-in capital in 2022. All of the IPO warrants remain outstanding as of December 31, 2025.

Registered Offering Warrants

In June 2023, in connection with a registered offering of stock, the Company issued warrants to purchase a total of 250,000 shares of common stock (the “Offering Warrants”). The Offering Warrants were exercisable upon issuance and will expire five years from the date of issuance. Per the terms of the Offering Warrants, the exercise price of the Offering Warrants reset on July 16, 2023, to $25.168 per share. The fair value of the Offering Warrants on the grant date of $3,164, or $12.64 per warrant, was calculated using a Monte-Carlo simulation to estimate the final exercise price, which is considered a Level 3 fair value measurement, using as inputs; the starting value of $24.00 per share, the Company’s VWAP on June 16; an assumed daily distribution of returns; a mean daily return of 5.18%; a short-term annual volatility of 100% and a standard deviation of 6.3%. The model used Black-Scholes to then calculate the estimated fair value of the Offering Warrants, using an estimated time to maturity of 4.9 years, a risk-free interest rate of 3.99% and a long-term volatility of 60%. All of the Registered Offering warrants remain outstanding as of December 31, 2025.

Convertible Note Warrants

In November 2023, in connection with the issuance of the Convertible Notes, the Company issued warrants to purchase a total of 5,625 shares of common stock at an exercise price equal to $15.52 per share. The warrants expire five years from the issuance date. The fair value of the warrants on the grant date was $10.32 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.89%, dividend yield of 0%, and risk-free interest rate of 4.41%. The Company recorded the fair value of these warrants of approximately $58 as an issuance cost to additional paid-in capital in 2023. All of the Convertible Note Warrants remain outstanding as of December 31, 2025.

Series A Preferred Stock Warrants

On February 20, 2024, in connection with the issuance of Series A Preferred Stock, the Company issued the Series A Warrants to purchase a total of 51,937 shares of common stock at an exercise price equal to $4.28 per share. The Series A Warrants are immediately exercisable and expire five years from the date of issuance. The fair value of the Series A Warrants on the grant date was $4.88 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.24%, dividend yield of 0%, and risk-free interest rate of 4.3%. The Company recorded the fair value of these warrants of $254 to additional paid-in capital in 2024. All of the Series A Preferred Stock warrants remain outstanding as of December 31, 2025.

Series B Preferred Stock Warrants

On September 5, 2024, in connection with the issuance of Series B Preferred Stock, the Company issued the Series B Warrants to purchase a total of 16,214 shares of common stock at an exercise price equal to $4.28 per share. The Series B Warrants are immediately exercisable and expire five years from the date of issuance. The fair value of the Series B Warrants on the grant date was $2.25 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 3.5%. The Company recorded the fair value of these warrants of $37 to additional paid-in capital in 2024. All of the Series B Preferred Stock warrants remain outstanding as of December 31, 2025.

Inducement Warrants

On September 16, 2024, in connection with the 2024 Warrant Inducement, the Company issued Series A New Warrants to purchase a total of 1,222,850 shares of common stock at an exercise price of $4.28 per share, which are exercisable for five years after issuance and Series B New Warrants to purchase a total of 1,222,850 shares of common stock at an exercise price of $4.28 per share, which are exercisable for three years after issuance. The fair value of the Series A New Warrants on the grant date was $5.49 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 3.4%.The fair value of the Series B New Warrants on the grant date was $4.87 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 3.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 3.4%. The Company recorded the fair value of these warrants to additional paid-in capital in 2024. All of the Series A New Warrants and the Series B New Warrants were exercised as part of the 2025 Warrant Inducement.

Series C Warrants

On March 11, 2025, in connection with 2025 Warrant Inducement, the Company issued new unregistered five-year warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 2,445,700 shares of common stock at an exercise price of $1.25 per share and new unregistered three-year warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “Series C Warrants”) to purchase up to an aggregate of 1,222,850 shares of common stock at an exercise price of $1.25 per share. The Series C Warrants were exercisable upon approval by the Company’s stockholders, which was obtained on September 18, 2025 (the “Approval Date”). The Series C-1 Warrants are exercisable five years from the Approval Date, and the Series C-2 Warrants are exercisable three years from the Approval Date. Pursuant to the 2025 Warrant Inducement, the Company received proceeds, net of financial advisor fees and other transaction expenses, of $2,735.

The fair value of the Series C-1 Warrants on the grant date was $0.97 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.0%. The fair value of the Series C-2 Warrants on the grant date was $0.80 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 3.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.0%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. The Company recorded the excess of the incremental value of the modified Series A New Warrants and Series B New Warrants and the fair value of the Series C Warrants over the cash proceeds from the exercise of the modified Series A New Warrants and Series B New Warrants as equity offering costs. All of the Series C Warrants remain outstanding as of December 31, 2025.

Series D Warrants

On March 25, 2025, in connection with a securities purchase agreement, the Company issued warrants to purchase up to 733,500 shares of its common stock at an exercise price of $2.00 per share (the “Series D Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance. The fair value of the Series D Warrants on the grant date was $2.72 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.1%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. All of the Series D Warrants remain outstanding as of December 31, 2025.

Series E Warrants

Also on March 25, 2025, in connection with a securities purchase agreement, the Company issued warrants to purchase up to 1,271,500 shares of its common stock at an exercise price of $2.00 per share (the “Series E Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance. The fair value of the Series E Warrants on the grant date was $2.72 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.1%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. All of the Series E Warrants remain outstanding as of December 31, 2025.

PIPE Warrants

On November 11, 2025, in connection with the PIPE, the Company issued warrants to purchase 2,217,904 shares of its common stock at an exercise price of $1.16 per share, with an expiration date of 3 years from the date of issuance (the “PIPE Warrants”). The fair value of the PIPE Warrants on the grant date was $0.44 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 3.00 years, expected volatility of 48.80%, dividend yield of 0%, and risk-free interest rate of 3.6%. The Company recorded the fair value of these warrants to additional paid-in capital. All of the PIPE Warrants remain outstanding as of December 31, 2025.

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

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement. In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company, (b) 20% of net sales of the product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The Company recorded a charge of $1,000 for the payment to the Representative in the fourth quarter of 2022 and expensed the $85 per month charges as incurred over the six-month period. For payments under clause (b) and clause (c) above, the Company estimated the fair value of the liability using level 3 hierarchy inputs based on a Monte Carlo simulation of future revenues with a 25% quarterly estimated standard deviation of growth rates and a 10% probability of dissolution, discounted at an estimated discount rate of 15.4%. Based on the Company’s fair value analysis, a total of $2,611 was charged to sales and marketing expense in the 2022 statements of operations and comprehensive loss and recorded as accrued commissions in the balance sheets.

A reconciliation of the liability under clause (b) and clause (c) for the year ended December 31, 2025 is as follows:

Balance at January 1, 2025	$2,101
Amounts paid during 2025	(323)
Accretion	58
Balance at December 31, 2025	$1,836

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

12. Income Taxes

The components of loss before income taxes are as follows:

	Years ended December 31,
	2025	2024
United States	$(12,556)	$(13,673)
Loss before income taxes	$(12,556)	$(13,673)

The components of current income tax expense are as follows:

	Years ended December 31,
	2025	2024
United States	$—	$—
Total income tax expense	$—	$—

The Company has elected to prospectively adopt the guidance in ASU 2023-09. The following table contains a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	Year ended December 31, 2025
	2025	2024
Income tax benefit at U.S. standard rate	$(2,637)	(21)%
State and local income taxes, net of federal benefit	64	1%
Changes in valuation allowance	2,190	17%
Nontaxable or nondeductible items:
Stock options	376	3%
Other nontaxable or nondeductible differences	15	—
Changes in unrecognized tax benefits	(8)	—
Provision for taxes	—	—

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09:

Year ended December 31, 2024
Statutory rate	(21)%
State taxes, net of federal benefit	(5)%
Non-deductible differences	4%
Change in valuation allowance	22%
Provision for taxes	—

Significant components of the Company’s net deferred tax assets at December 31, 2025 and 2024 are as follows:

	Years ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$13,523	$10,803
Credit carryforwards	134	124
Property and equipment	—	114
Accruals and reserves	540	689
Stock-based compensation	741	1,274
Intangibles	188	193
Operating lease liability	35	114
Capitalized research and development	480	645
Total deferred tax assets	15,641	13,956
Valuation allowance	(15,581)	(13,848)
Net deferred tax assets	60	108
Deferred tax liabilities:
Unrecognized tax benefits	(27)	(2)
Operating lease right of use	(33)	(106)
Total deferred tax liabilities	(60)	(108)
Net deferred tax assets	$—	—

In assessing the realizability of deferred tax assets at December 31, 2025, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized, and determined that a valuation allowance was required for those deferred tax assets that are not expected to provide future tax benefits. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2025, the Company has available net operating loss carryforwards of approximately $54,145 for federal income tax purposes, of which approximately $53,923 was generated after 2017 and can be carried forward indefinitely under the Tax Cuts and Jobs Act. The remaining federal net operating loss of approximately $222, which was generated prior to 2018, will start to expire in 2034 if not utilized.

At December 31, 2025, the net operating loss carryforwards for state purposes are approximately $32,750 and will begin to expire in 2032 if not utilized.

The Company had credit carryforwards of approximately $110 for federal income tax purposes. The federal tax credits will begin to expire in 2041. The Company also had credit carryforwards of approximately $30 for California income tax purposes. These credits have no expiration.

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

	Years ended December 31,
	2025	2024
Unrecognized tax benefits, beginning of year	$44	$79
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	(10)	(35)
Increases related to current year tax positions	—	—
Unrecognized tax benefits, end of year	$34	$44

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying statements of operations and comprehensive loss. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. Due to the full valuation allowance at December 31, 2025, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss and credit carryforwards, all of its years are subject to federal and state examination.

13. Reportable Segment

The Company operates in one reportable business segment: the SI Joint segment. The SI Joint segment derives revenue from the sale of the Catamaran System and the SImmetry SI Joint Fusion System for treatment of the most common types of SI Joint disorders that cause lower back pain. The accounting policies of the SI Joint segment are the same as those described in the summary of significant accounting principles in Note 2. The chief operating decision maker, which is the Company’s senior executive committee that includes the chief executive officer, the chief financial officer and the chief technology officer, assesses the performance of the SI Joint segment and decides how to allocate resources based on net income which is reported in the statements of operations and comprehensive loss as net loss. The measure of segment assets is reported on the balance sheet as total assets.

The chief operating decision maker uses net loss to evaluate income generated from segment assets in deciding whether to continue investing in the segment. Net loss is used to monitor budget versus actual results, to prepare operating budgets, and to assess the performance of the segment and in establishing management compensation. The Company does not have intra-entity sales or transfers.

The following table presents selected financial information for the Company’s single business segment for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Revenue	$3,944	$3,277
Less:
Cost of sales	1,586	1,566
Sales and marketing	6,026	5,109
Research and development	2,149	2,603
General and administrative	6,975	7,765
Other expenses, net	236	93
Net loss	$(12,556)	$(13,673)

14. Subsequent Events

Convertible Promissory Notes

On March 11, 2026, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which the Company agreed to issue and sell in a private placement an aggregate principal amount of approximately $5.2 million 20% original issue discount senior convertible promissory notes (the “Convertible Promissory Notes”) for aggregate gross proceeds of approximately $4.3 million before deducting fees and expenses of the placement agent.

The Convertible Promissory Notes have a maturity date of September 11, 2026, which, at the option of the Company, can be extended until December 11, 2026. Following the six month anniversary of the issuance date, the Convertible Promissory Notes will be convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price per share equal to the greater of 80% of the VWAP for the 3 trading days immediately prior to the date of conversion and $0.1567, subject to adjustment for stock splits and pro rata distributions as provided in the Convertible Promissory Notes. If the maturity date of the Convertible Promissory Notes is extended, the outstanding principal amount will be increased by 5%. Any prepayment of the Convertible Promissory Notes will be prepaid at 102.5% of the principal prepayment. In addition, the Company is required to prepay the Convertible Promissory Notes from 15% of the net proceeds it may receive from future securities financing transactions less certain amount attributable to the original issue discount.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have identified a material weakness in our disclosure controls and procedures due to lack of segregation of duties and have therefore concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. This lack of segregation of duties leads management to conclude that the Company’s disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required. During the year ended December 31, 2025, we improved our compensating controls around this material weakness by adding additional approvals for journal entries and account reconciliations.

To the extent reasonably possible given our limited resources, we intend to continue to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have identified a material weakness due to lack of segregation of duties and have therefore concluded that our internal control over financial reporting is not effective at the reasonable assurance level. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. During the year ended December 31, 2025, we improved our compensating controls around this material weakness by adding additional approvals for journal entries and account reconciliations. To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of March 27, 2026.

Name	Age	Position
Steven M. Foster	58	Chief Executive Officer and President, Director
Richard Ginn	60	Chief Technology Officer, Chief Operations Officer and Director
Kevin Williamson	41	Chief Financial Officer, Secretary
Wyatt Geist	57	Chief Innovation Officer
Nathaniel Grawey	43	Chief Commercial Officer
Richard Ferrari	71	Executive Chairman of the Board
Ivan Howard	58	Director
Kristine M. Jacques	58	Director
Robert K. Weigle	65	Director
Stephen H. Hochschuler, M.D.	82	Director

Steven M. Foster is our Chief Executive Officer, President, and a director of the Company since June 2021. Mr. Foster has over 30 years of marketing, sales, operations and general management experience. From 2015 to present, Mr. Foster has been a principal with CTB Advisors, LLC in Brentwood, Tennessee. CTB Advisors was founded as a single member limited liability company for the purpose of providing medical device organizations and physicians with consultative assistance on commercialization focused projects. Projects included: CRM based clinician engagement program design, training and implementation for NuVasive (NUVA). Valuation assessment / business plan development of early-stage spine technology including IP assessment and regulatory pathway definition. M&A (SafeOp Surgical) integration project, Alphatec Spine (ATEC). Current Status: Exclusive to ATEC. From March 2022 to present, Mr. Foster has also been serving as a director and a member of a compensation committee of Happe Spine. From 2012 to 2014 Mr. Foster was Global Commercialization President of Safe Orthopedics SAS, Paris, FR (based in Michigan): There Mr. Foster worked on early-stage commercialization of a novel single-use / sterile / traceable surgical kit for lumbar spine fusion. His focus included pre-clinical design, clinician advisor team development, early marketing, web design, convention presence and P&L preparation and management. Technology reached 200 global surgeries in first 12 months of commercialization. From 1992 to 2012 Mr. Foster was part of the Danek Group Inc., Sofamor Danek, Medtronic Spine organization where he held a variety of marketing, sales administration and general management roles, including as VP / GM of Medtronic Spine’s Western Europe operations from 2007-2010. Mr. Foster received a Bachelor of Science, Business Administration with a concentration in Marketing and Management from Central Michigan University in 1990.

Richard Ginn is a founder, the Chief Technology Officer, Chief Operations Officer and a director of the Company. Mr. Ginn’s focus is primarily on intellectual property and product development, he has travelled throughout the world to train physicians and participated in multiple FIH trials and is a named inventor on more than 300 patents for medical devices. Over the course of his career, he has helped raise more than $100 million in venture capital and has provided an average 10x return to his investors. Mr. Ginn is the founder of TransAortic Medical, an embolic protection device company, and is its President, CEO and a director from 2013 to present. At TransAortic, Mr. Ginn Managed all corporate operations, raised capital to support company needs; managed acquisition of technology by strategic partner; managed all Intellectual Property; and set up European distribution for CE Marked device. Mr. Ginn is the founder of Promed, a large hole femoral closure device company and was the CEO, President and a director from 2012 to 2019. At Promed he managed all corporate operations; raised capital to support company needs; and managed all intellectual property.

Kevin Williamson is our Chief Financial Officer. Mr. Williamson has been the Chief Financial Officer since September 3, 2024. Before joining the Company, Kevin Williamson served as the Chief Financial Officer at Accelus Inc., a Florida-based medical device company focused on expandable spinal implant technology. In this role, from April 2020 to June 2024, Mr. Williamson was responsible for the Finance organization, Investor Relations and information technology functions. Prior to this role, Mr. Williamson served as the Director of Finance at Accelus Inc. from February 2019 to April 2020, where he was responsible for Financial Planning and Analysis. From 2015 to 2019 Mr. Williamson held various roles of increasing responsibility in the Corporate Finance department at NuVasive, Inc., a California-based medical device company focused on minimally invasive spine surgery. Mr. Williamson holds a B.S. in Business Administration, Finance from San Diego State University and an M.B.A. from the University of San Diego - Knauss School of Business.

Wyatt Geist is our Chief Innovation Officer, where he has served since August of 2025. Currently Mr. Geist also serves as Chairman for GeoToll Inc. (since April 2012), an e-business that uses enhanced GPS to make tolling possible via smartphones, and Partner at Mergeit.AI (since August 2025). From February 2023 to July 2025 Mr. Geist served as Chief Executive Officer and sole board member for SiVantage, Inc., a medical device company focused on sacroiliac joint fusion technologies whose assets were acquired by the Company in August 2025. Mr. Geist served as Chief Technology Officer and board member for Accelus, Inc., a medical device company focused on expandable spinal implant technology, from April 2016 to December 2022. Mr. Geist holds a B.S. in Microbiology from Auburn University.

Nathaniel Grawey is our Chief Commercial Officer, where he has served since August of 2025. Mr. Grawey most recently served from July 2023 to April 2025 as the Co-Founder and President of SiVantage, Inc., a medical device company focused on sacroiliac joint fusion technologies whose assets were acquired by the Company in August 2025. From 2022 to 2023, Mr. Grawey served as Director of Business Development at Accelus Inc., a medical device company focused on expandable spinal implant technology where he was responsible for commercialization strategy and market development initiatives. Mr. Grawey served as a Senior Field Sales Representative at Medtronic plc, a medical technology company, from March 2011 to July 2022 where he managed spine product portfolios and supported the adoption of surgical technologies. Mr. Grawey holds a B.S. in Aeronautical Science from Embry-Riddle Aeronautical University and an M.B.A. from Louisiana State University Shreveport.

Richard Ferrari is a founder, a director and Executive Chairman of the Company. Since 2000, Mr. Ferrari has been and currently is a co-founder and Board Member of Denovo Ventures, a $650 million venture firm specializing in Medical Devices and Biotechnology. From January 2019 until April 2021 Mr. Ferrari was employed as Chief Executive Officer and Chairman of the Board of Directors of PQ Bypass which culminated is a successful acquisition by Endologix. Mr. Ferrari has been a board member (Vice Chairman) of ABS Interventional from 2020 to the present; a board member (Executive Chairman) of Heart Beam Inc. from 2020 to the present; and a board member (Chairman of Compensation Committee) of Pulmonx from 2015 to the present. Mr. Ferrari has raised over $1 billion for the companies he has been involved with and been a key member of the various boards M&A teams achieving over $2 billion in Acquisitions. Mr. Ferrari continues to mentor and advise a number of CEO’s and start-up companies on strategy and building organizations dedicated to delivering excellence. Mr. Ferrari is the creator of Excellence by Choice a series of lectures and presentations to help early-stage companies perform at the highest level of execution. Mr. Ferrari received a Bachelor’s Degree in Education from Ashland University and an MBA from University of South Florida.

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

Kristine M. Jacques was appointed as a director of the Company on March 25, 2024. From March 2023 to present Ms. Jacques has been serving as a General Manager of Kj-VB MedTech Consulting, LLC, a consulting services company. From November 2019 until January 2023, Ms. Jacques was Vice President and General Manager, Interventional Pain Therapies at Vivex Biologics, Inc., a medical device company where she implemented a comprehensive strategic plan of a disruptive technology in the interventional spine market serving a significant unmet clinical need and potential $38 billion plus total addressable market, non-surgical treatment for chronic low back pain. From 2007 to 2017, Ms. Jacques was a Vice President at Alphatec Spine, Inc (Nasdaq:ATEC), a medical device company where she led the development and execution of a 3-year portfolio strategy to grow market share through identifying opportunities for innovation, maximizing product positioning and differentiation and delivering high quality products to meet the clinical and unmet needs of surgeons and their patients. From 1995 until 2007, Ms. Jacques served in various management positions at General Electric Corporation, prior to which she served from 1991 until 1994 at various management positions at Smith & Nephew, PLC, both of which are publicly traded. Previously, she was an Account Manager, Senior Investment Analyst for General Electric Capital Corporation from 1988 until 1991. Ms. Jacques received a Bachelor of Arts degree in Finance Administration from Michigan State University.

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

Director Independence

Our Board is composed of a majority of “independent directors” as defined under the rules of Nasdaq. We use the definition of “independence” applied by Nasdaq to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the 3 years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

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

Selection of Nominees for The Board of Directors

The Nominating and Corporate Governance Committee considers candidates for Board membership suggested by its members and other Board members, as well as management and stockholders. The Nominating and Corporate Governance Committee’s charter provides that it may retain a third-party executive search firm to identify candidates from time to time. Our Board seeks members from diverse professional backgrounds who combine a broad spectrum of experience and expertise with a reputation for integrity. Directors should have experience in positions with a high degree of responsibility, be leaders in the companies or institutions with which they are affiliated and are selected based upon contributions they can make to the Board and management. The Nominating and Corporate Governance Committee’s assessment of a proposed candidate may include a review of the person’s judgment, experience, independence, understanding of the Company’s business or other related industries and such other factors as the Nominating and Corporate Governance Committee determines are relevant in light of the needs of the Board. The Nominating and Corporate Governance Committee believes that its nominees should reflect a diversity of experience, gender, race, ethnicity and age. The Board does not have a specific policy regarding director diversity. The Nominating and Corporate Governance Committee also considers such other relevant factors as it deems appropriate, including the current composition of the Board, the balance of management and independent directors, and the evaluations of other prospective nominees, if any.

In connection with this evaluation, it is expected that each member of the Nominating and Corporate Governance Committee will interview the prospective nominee before the prospective nominee is presented to the full Board for consideration. After completing this evaluation and interview process, the Nominating and Corporate Governance Committee will make a recommendation to the full Board as to the person(s) who should be nominated by the Board, and the Board determines the nominee(s) after considering the recommendation and report of the Nominating and Corporate Governance Committee. We look for director candidates who have the skills and experience necessary to help us achieve success within our industry.

We believe that each of our directors has the necessary qualifications to be a value-added member of our Board. As noted in the director biographies, our directors have experience, qualifications and skills across a wide range of public and private companies, possessing a broad spectrum of experience both individually and collectively.

There are no arrangements or understanding between any of the directors or the director nominee or officers of our Company or any other person pursuant to which any officer or director or director nominee was or is to be selected as an officer or director or director nominee.

Since the date of our most recent periodic report, there were no changes to the procedure by which our security holders may recommend nominees to our Board.

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

Insider Trading Policy

On May 12, 2022, we adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards applicable to us. Our insider trading policy was revised on November 9, 2022. Our insider trading policy, as revised, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements in the fiscal year ended on December 31, 2025:

●	Nathaniel Grawey, our Chief Commercial Officer, following his appointment on August 1, 2025, filed his Form 3 late on August 13, 2025;

●	Kevin Williamson, our Chief Financial Officer, filed his Form 4 regarding 2 transactions as of November 5, 2024 and as of September 3, 2025, late in December 2025;

●	Ivan Howard, our director of the Board, filed his Form 4 regarding 2 transactions as of May 22, 2024 and as of May 22, 2025, late in December 2025;

●	Kristine Jacques, our director of the Board, filed her Form 4 regarding 1 transaction as of May 8, 2024 late in December 2025;

●	Robert Weigle, our director of the Board, filed his Form 4 regarding 2 transactions as of May 22, 2024 and as of May 22, 2025, late in December 2025;

●	Steven Foster, our Chief Executive Officer, did not file his Form 4 or Form 5 regarding 3 transactions in May 2024 and 1 transaction in May 2025. Mr. Foster intends to file required forms promptly after the filing of this Annual Report on Form 10-K by the Company;

●	Stephen Hochschuler, our director of the Board, did not file his Form 4 or Form 5 regarding 2 transactions in May 2024 and 1 transaction in May 2025. Mr. Hochschuler intends to file required forms promptly after the filing of this Annual Report on Form 10-K by the Company;

●	Richard Ferrari, our Executive Chairman, did not file his Form 4 or Form 5 regarding 1 transaction in 2023, 5 transactions in 2024 and 1 transaction in 2025. Mr. Ferrari intends to file required forms promptly after the filing of this Annual Report on Form 10-K by the Company; and

●	Richard Ginn, our Chief Technology Officer and director of our Board, did not file his Form 4 or Form 5 regarding 4 transaction transactions in 2024 and 1 transaction in 2025. Mr. Ginn intends to file required forms promptly after the filing of this Annual Report on Form 10-K by the Company.

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

Item 11. Executive Compensation

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2025 and 2024 to our Chief Executive Officer (principal executive officer), our current and former Chief Financial Officers and Chief Technology Officer. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Salary ($)	($)Bonus	Option/RSU Awards(1) ($)	Total ($)
Steven M. Foster, Chief Executive Officer
2025	$400,000	$—	$321,334	$721,334
2024	$363,784	$—	$4,737	$368,521
Kevin Williamson, Chief Financial Officer(2)
2025	$315,000	$—	$134 490	$449,490
2024	$102,127	$—	$21,815	$123,942
Richard Ginn, Chief Technology Officer
2025	$290,000	$—	$288,594	$578,594
2024	$282,716	$—	$2,617	$285,333
Steven Van Dick, Former Chief Financial Officer(3)
2024	$318,125	$—	$3,842	$321,970

(1)	The dollar amounts in this column reflect the aggregate grant date fair value of all options and RSUs granted during the indicated fiscal year computed in accordance with accounting standards. In 2024, in accordance with the Offer to Exchange Certain Outstanding Stock Options for Restricted Stock Units offered to all employees, Mr. Foster, Mr. Van Dick and Mr. Ginn exchanged then existing out of the money stock options for restricted stock units.

(2)	Mr. Williamson was appointed Chief Financial Officer beginning on September 3, 2024.

(3)	Mr. Van Dick retired and resigned from his position as Chief Financial Officer effective July 31, 2024.

Employment Agreements with Named Executive Officers

We executed the following employment agreements with our executive officers. The material terms of each of those arrangements are summarized below. The summaries are not complete descriptions of all provisions of the employment arrangements and are qualified in their entirety by reference to the written employment arrangements, each filed as an exhibit to this annual report on form 10-K.

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

The above summary descriptions of the named executives’ employment agreements include some of the general terms and provisions of those agreements. For a more detailed description of those employment agreements, you should refer to such agreements, which are included as exhibits to this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of RSUs and shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2025.

	Option Awards				Equity Awards (RSUs)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of RSUs that have not Vested	Market Value of RSUs
Steven M. Foster(1)	—	—	$—	—	281,872	$268,342
Kevin Williamson(2)	—	—	$—	—	122,141	$116,278
Richard Ginn(1)	—	—	$—	—	253,153	$241,001

(1)	The RSUs for Mr. Foster and Mr. Ginn were granted on October 13, 2025, 50% of which vested on January 1, 2026 and the remaining 50% will vest on July 31, 2026.

(2)	The RSUs for Mr. Williamson consist of (i) RSUs that were granted on November 5, 2024 with the following vesting schedule: one-third vested on September 3, 2025 and the remaining two thirds will vest equally every six months over the following two years and (ii) RSUs that were granted on October 13, 2025, 50% of which vested on January 1, 2026 and the remaining 50% will vest on July 31, 2026.

Board Compensation

The following summary board compensation table provides information regarding the board compensation paid during our fiscal year ended December 31, 2025 to our board members. Only our independent directors received compensation for being directors during fiscal year 2025.

Director	Cash Compensation [1]	Equity Compensation[2]	Total Compensation
Ivan Howard	$67,500	$21,464	$88,964
Kristine M. Jacques	$57,500	$20,293	$77,793
Robert Weigle	$75,000	$21,464	$96,464
Stephen Hochschuler	$45,000	$21,464	$66,464
Total	$245,000	$84,685	$329,685

(1)	Ivan Howard received $40,000 as a board retainer, $20,000 for being Audit Committee Chairman and $7,500 for being a member of the Compensation Committee; Kristine Jacques received $30,000 as a board retainer, $7,500 for being a member of the Audit Committee and $16,875 for being a member of the Compensation Committee; Robert Weigle received $40,000 as a board retainer, $10,000 for being Nominating and Corporate Governance Committee Chairman, $15,000 for being a member of the Compensation Committee and $10,000 for being a member of the Audit Committee; and Stephen Hochschuler received $40,000 as a board retainer and $5,000 for being a member of the Nominating and Corporate Governance Committee.

(2)	The dollar amounts in this column reflect the aggregate grant date fair value of all options and RSUs granted during the indicated fiscal year computed in accordance with accounting standards.

Executive Chairman

On May 7, 2021, the Company entered into a Consulting Agreement (the “Ferrari Consulting Agreement”) with Richard Ferrari, a founder of the Company and its Executive Chairman, pursuant to which Mr. Ferrari was to assume the role of Executive Chairman of the Company in exchange for compensation of $22,500 per month starting September 1, 2021. Under this consulting agreement Mr. Ferrari was paid a bonus of $350,000, as a result of the closing of our initial public offering in April 2022. In May of 2022, Mr. Ferrari was granted RSUs which had a grant date fair value of $2,427,020 and fully vested by May 2025. The compensation paid to Mr. Ferrari during the fiscal years ended December 31, 2025 and 2024, totaled $247,500 and $270,000, respectively.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the Compensation Committee of our Board of Directors (or other committee performing equivalent functions) or any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 27, 2026, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of a class of Company voting stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of a class of voting stock is determined in accordance with the rules of the SEC and includes any shares of such class of the Company’s voting stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of voting stock held by them. Applicable percentage ownership in the following table is based on 10,851,273 shares of common stock, 204,159 shares of Series A Preferred Stock and 86,454 shares of Series B Preferred Stock, in each case, issued and outstanding on March 27, 2026 plus, for each individual, any common stock that individual has the right to acquire within 60 days of March 27, 2026.

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

	Number of Shares Beneficially Owned				Beneficial Ownership Percentages
Name and Address of Beneficial Owner(1)	Common Stock		Series A Preferred Stock(2)	Series B Preferred Stock(2)	Percent of Common Stock	Percent of Series A Preferred Stock	Percent of Series B Preferred Stock	Percent of Voting Stock(3)
Officers and Directors
Steven M. Foster, Chief Executive Officer and President	183,269	(4)	-	-	1.7%	-	-	1.6%
Kevin Williamson, Chief Financial Officer	65,237	(5)	-	-	*	-	-	*
Richard Ginn, Chief Technology Officer	138,696	(6)	-	-	1.3%	-	-	1.2%
Wyatt Geist, Chief Innovation Officer	527,789	(7)	-	-	4.9%	-	-	4.5%
Nathaniel Grawey, Chief Commercial Officer	515,831	(8)	-	-	4.8%	-	-	4.5%
Richard Ferrari, Chairman of the Board	70,850	(9)	-	-	*	-	-	*
Ivan Howard, Director	11,875	(10)	-	-	*	-	-	*
Kristine M. Jacques, Director	11,897	(11)	-	-	*	-	-	*
Robert K. Weigle, Director	10,965	(12)	-	-	*	-	-	*
Stephen H. Hochschuler, M.D., Director	11,265	(13)	-	-	*	-	-	*

Officers and Directors as a Group (10 persons)	1,547,673	(14)	-	-	14.3%	-	-	13.2%

5% or greater Stockholders				-			-
SiVantage, Inc.	71,300		-	-	6.5%	-	-	6.0%
The Beckham-Shufeldt Family Trust	-		66,116	-	-	25.7%	-	3.1%
Ascent Special Ventures LLC	-		67,783	-	-	26.4%	-	3.2%
Dr. James Chappuis	-		-	7,859	-	-	9.1%	* %
Norton Capital LLC	-		-	7,859	-	-	9.1%	* %
MNAZ Investment Properties	-		-	7,859	-	-	9.1%	* %
Vantage FBO Jonathan Fitzhugh Beneficiary IRA	-		-	7,859	-	-	9.1%	* %
Vantage FBO Todd Douma IRA	-		-	7,859	-	-	9.1%	* %
The 2017 Theresa A Lungwitz Rev Trust	-		-	7,859	-	-	9.1%	* %

*	Indicate less than 1% beneficial ownership.

(1)	The principal address of the named officers, directors and 5% or greater stockholders of the Company is c/o Tenon Medical, Inc., 104 Cooper Court, Los Gatos, CA 95032.

(2)	Entitles the holder to 10 votes per share and votes with the common as a single class.

(3)	Represents total ownership percentage with respect to all shares of common stock, Series A Preferred Stock and Series B Preferred Stock, as a single class.

(4)	Includes 140,936 shares of our common stock underlying restricted stock units that vest within 60 days of March 27, 2026 and 19,455 shares of our common stock underlying exercisable warrants.

(5)	Includes 63,154 shares of our common stock underlying restricted stock units that vest within 60 days of March 27, 2026.

(6)	Includes 126,576 shares of our common stock underlying restricted stock units that vest within 60 days of March 27, 2026.

(7)	Includes 19,455 shares of our common stock underlying exercisable warrants, and 350,765 shares owned by SiVantage, Inc., for which Wyatt Geist is the beneficial owner.

(8)	Includes 101,167 shares of our common stock underlying exercisable warrants, and 175,383 shares owned by SiVantage, Inc., for which Nathaniel Geist is the beneficial owner.

(9)	Includes 1,153 shares held by the Ferrari Family Trust for which Richard Ferrari is trustee and 64,564 shares of our common stock underlying restricted stock units that vest within 60 days of March 27, 2026 (includes 86 shares of our common stock underlying restricted stock units held by TCTIG, LLC for which Richard Ferrari is the beneficial owner) and 824 shares of our common stock held by TCTIG, LLC and for which Richard Ferrari has voting control.

(10)	Includes 11,875 shares of our common stock underlying restricted stock units that vest within 60 days of March 27, 2026 (includes 86 shares of our common stock underlying restricted stock units held by TCTIG, LLC for which Ivan Howard is the beneficial owner) and 824 shares of our common stock held by TCTIG, LLC and for which Ivan Howard is either the beneficial owner or has voting control.

(11)	Includes 11,897 shares of our common stock underlying restricted stock units that vest within 60 days of March 27, 2026.

(12)	Includes 10,732 shares of our common stock underlying restricted stock units that vest within 60 days of March 27, 2026.

(13)	Includes 10,732 shares of our common stock underlying restricted stock units that vest within 60 days of March 27, 2026 and 247 shares of our common that are held by SHKH, LLC, an entity for which Stephen H. Hochschuler has a controlling interest.

(14)	Includes 439,408 shares of our common stock underlying restricted stock units that vest within 60 days of March 27, 2026 and 140,077 shares of our common stock underlying exercisable warrants.

Securities Authorized for Issuance under Equity Compensation Plans

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

Set forth below is a description of certain relationships and related person transactions since January 1, 2024, between us and our directors, executive officers and holders of more than 5% of our voting securities that involve the lower of $120,000 or 1% of the average of total assets in the last two fiscal years. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

On May 7, 2021, we entered into the Ferrari Consulting Agreement with Richard Ferrari, a founder of the Company and its Executive Chairman. See “Executive Compensation—Board Compensation” for a summary description of the terms of the Ferrari Consulting Agreement.

On November 10, 2025, Nathaniel Grawey, our chief commercial officer, entered into a securities purchase agreement with us for an at-the-market private investment in public equity transaction, in which he purchased 101,167 shares of our common stock and warrants to purchase up to 101,167 shares of our common stock at $1.16 per share for a total of $130,000.

Independence of the Board of Directors

Our Board of Directors has determined that a majority of the members of our Board of Directors, including Ivan Howard, Kristine M. Jacques, Robert Weigle, and Stephen Hochschuler are “independent” as that term is defined under applicable SEC rules and regulations.

In addition, each of the members of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee is independent, as determined in accordance with the applicable independence requirements for each of such committee.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The table below presents the aggregate fees for professional services rendered by Haskell & White LLP, our independent registered public accounting firm, for the years ended December 31, 2025 and 2024:

	2025	2024
Audit fees	$226,000	$210,600
Audit-related fees	44,500	174,000
Tax fees	—	—
All other fees	—	—
Total fees	$270,500	$384,600

In the above tables, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These audit-related fees also consist of the review of our registration statements filed with the SEC and related services normally provided in connection with regulatory filings or engagements. “Tax fees” consist of fees and expenses for professional services for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit and non-audit services permitted by law or applicable SEC regulations (including fee and terms of engagement) to be performed by our external auditor.

All of the services provided above under the caption “Audit-Related Fees” were approved by our Board of Directors or by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 No. 333-271648, filed on May 4, 2023)
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of the Registrant, filed on October 25, 2023 (incorporated by reference to exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
3.3	Amendment to Certificate of Incorporation - Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant, filed on November 1, 2023 (incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2023)
3.4	Amendment to Certificate of Incorporation - Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant, filed on September 4, 2024 (incorporated by reference to exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
3.5	Certificate of Designations, Rights and Preferences for Series A Preferred Stock of the Registrant, filed on February 20, 2024 (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
3.6	Amendment to Certificate of Designations, Rights and Preferences for Series A Preferred Stock, filed on September 5, 2024 (incorporated by reference to exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
3.7	Certificate of Designations, Rights and Preferences for Series B Preferred Stock, filed on September 5, 2024 (incorporated by reference to exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
3.8	Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
4.1	Tenon Medical Inc., 2022 Equity Incentive Plan (incorporated by reference to exhibit 10.30 to the Registrant’s Registration Statement S-1/A No. 333-260931, filed on April 20, 2022)
4.2	Amendment to Tenon Medical, Inc. 2022 Equity Incentive Plan, dated as of July 23, 2024 (incorporated by reference to exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 No. 333-293417, filed on February 12, 2026)
4.3	Amendment to Tenon Medical, Inc. 2022 Equity Incentive Plan, dated as of September 18, 2025 (incorporated by reference to exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
4.4	Description of Securities of the Registrant – Common Stock (incorporated by reference to the Registrant’s 8-A12B Registration Statement, filed on April 26, 2022)
4.5	Form of Representative’s Warrant in connection with the Registrant’s Initial Public Offering (incorporated by reference to exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A No. 333-260931, filed on April 15, 2022)
4.6	Form of publicly traded Warrant issued on June 16, 2023 (incorporated by reference to exhibit 4.1 to the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)

4.7	Form of Warrant Agency Agreement between the Company and VStock Transfer, LLC (incorporated by reference to exhibit 4.3 to the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)
4.8	Form of Warrant issued to investors on November 21, 2023 (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)
4.9	Form of Warrant issued to investors in the Series A Preferred Stock offering on February 20, 2024 (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
4.10	Form of Warrant issued to the investors in the Series B Preferred Stock offering (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
4.11	Form of Series A Warrants issued in September 2024 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2024)
4.12	Form of Series B Warrants issued in September 2024 (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2024)
4.13	Form of Series C-1 Warrant (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
4.14	Form of Series C-2 Warrant (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
4.15	Form of Common Warrants, issued on March 26, 2025 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2025)
4.16	Form of Pre-Funded Warrants issued on March 26, 2025 (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2025)
4.17	Form of Common Warrants, issued on March 27, 2025 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2025)
4.18	Form of Pre-Funded Warrants issued on March 27, 2025 (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2025)
4.19	Form of Common Stock Purchase Warrant, dated November 13, 2025 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 17, 2025)
4.20	Form of Senior Convertible Promissory Notes, dated March 11, 2026 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2026)
4.21	Description of Securities of the Registrant – Warrants (incorporated by reference to the Registrant’s 8-A12B Registration Statement, filed on June 14, 2023)
10.1*	Employment Agreement dated June 1, 2021 between Steven M. Foster and the Registrant (incorporated by reference to exhibit 10.15 the Registrant’s Registration Statement on Form S-1 No. 333-260931, filed on November 10, 2021)
10.2*	Employment Agreement dated June 1, 2021 between Richard Ginn and the Registrant (incorporated by reference to exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 No. 333-260931, filed on November 10, 2021)
10.3*	Consulting Agreement dated May 7, 2021 by and between Richard Ferrari and the Registrant (incorporated by reference to exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 No. 333-260931, filed on November 10, 2021)
10.4*	Offer Letter dated as of August 16, 2024, issued by the Company to Kevin Williamson (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 27, 2024)
10.5	Form of Securities Purchase Agreement between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2023)
10.6	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series A Preferred Stock (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
10.7	Form of Securities Purchase Agreement entered into between the Registrant and investors in the November 2023 Notes (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)
10.8	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series B Preferred Stock financing (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
10.9	Form of Inducement Letter, dated September 16, 2024 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2024)
10.10	Form of Inducement Letter, dated March 11, 2025 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)

10.11	Placement Agency Agreement, dated March 25, 2025, by and between Tenon Medical, Inc. and A.G.P./Alliance Global Partners, LLC (incorporated by reference to exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2025)
10.12	Form of Securities Purchase Agreement, dated as of March 25, 2025, by and between the Company and the purchasers listed on the signature pages thereto (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2025)
10.13	Placement Agency Agreement, dated March 25, 2025, by and between Tenon Medical, Inc. and A.G.P./Alliance Global Partners, LLC (incorporated by reference to exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2025)
10.14	Form of Securities Purchase Agreement, dated as of March 25, 2025, by and between the Company and the purchasers listed on the signature pages thereto (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2025)
10.15	Asset Purchase Agreement between Tenon Medical Inc. and SiVantage Inc., dated August 1, 2025 (incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2025)
10.16	Asset Purchase Agreement between Tenon Medical Inc. and SIMPL Medical, LLC, dated August 1, 2025 (incorporated by reference to exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2025)
10.17*	Form of Employment Agreement between Tenon Medical Inc. and Wyatt Geist, dated August 1, 2025 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2025)
10.18*	Form of Employment Agreement between Tenon Medical Inc. and Nate Grawey, dated August 1, 2025 (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2025)
10.19	Form of Securities Purchase Agreement, dated November 10, 2025, between Tenon Medical Inc. and Purchasers (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 17, 2025)
10.20	Form of Securities Purchase Agreement, dated March 11, 2026, between Tenon Medical, Inc. and Purchasers (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2026)
19.1	Insider Trading Policy (incorporated by reference to exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2024)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 to the Registrant’s Registration Statement No. 333-281531, filed on September 9, 2024)
23.1	Consent of Haskell & White LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Tenon Medical, Inc. Clawback Policy (incorporated by reference to exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contracts or compensatory plans, contracts or arrangements.
#	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

Item 16. Form 10-K Summary.

N/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tenon Medical, Inc.

Date: March 27, 2026	By:	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2026.

Name	Position	Date

/s/ Steven M. Foster	Chief Executive Officer and President, Director	March 27, 2026
Steven M. Foster	(Principal Executive Officer)

/s/ Richard Ginn	Chief Technology Officer and Director	March 27, 2026
Richard Ginn

/s/ Kevin Williamson	Chief Financial Officer	March 27, 2026
Kevin Williamson	(Principal Financial and Accounting Officer)

/s/ Richard Ferrari	Director	March 27, 2026
Richard Ferrari

/s/ Ivan Howard	Director	March 27, 2026
Ivan Howard

/s/ Kristine M. Jacques	Director	March 27, 2026
Kristine M. Jacques

/s/ Robert K. Weigle	Director	March 27, 2026
Robert K. Weigle

/s/ Stephen H. Hochschuler, M.D	Director	March 27, 2026
Stephen H. Hochschuler, M.D