Form 10-Q
period 2026-03-31
Tenon Medical, Inc.
filed 2026-05-15
CIK 1560293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of May 15, 2026, the registrant had a total of 11,573,428 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	Our ability to effectively operate our business;

●	Our ability to manage our research, development, expansion, growth and operating expenses;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability and our national distributor’s ability to compete, directly and indirectly, and succeed in the highly competitive medical devices industry;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Our ability to raise the needed capital to fund our operations;

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

●	Other factors (including the risks contained in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 27, 2026) relating to our industry, our operations, and results of operations.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements (Unaudited)

Tenon Medical, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$4,607	$3,756
Accounts receivable, net	1,969	1,698
Inventory	806	1,054
Prepaid expenses and other current assets	238	260
Total current assets	7,620	6,768
Property and equipment, net	901	918
Deposits	51	51
Operating lease right-of-use asset	1,389	131
Intangible assets, net (Note 4)	470	485
Goodwill	2,407	2,407
TOTAL ASSETS	$12,838	$10,760

Liabilities and Stockholders’ EQUITY
Current liabilities:
Accounts payable	$646	$845
Accrued expenses	1,774	1,637
Current portion of accrued commissions	686	590
Current portion of operating lease liability	211	141
Convertible notes (Note 7)	3,480	—
Derivative liability (Note 8)	608	—
Total current liabilities	7,405	3,213
Accrued commissions, net of current portion	1,392	1,514
Operating lease liability, net of current portion	1,186	—
Contingent consideration (Note 10)	960	993
Total liabilities	10,943	5,720

Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 4,500,000 shares authorized at March 31, 2026 and December 31, 2025; 204,159 shares issued and outstanding at March 31, 2026 and December 31, 2025	2,622	2,622
Series B convertible preferred stock, $0.001 par value; 491,222 shares authorized at March 31, 2026 and December 31, 2025; 86,454 shares issued and outstanding at March 31, 2026 and December 31, 2025	452	452
Common stock, $0.001 par value; 130,000,000 shares authorized at March 31, 2026 and December 31, 2025; 11,296,378 and 10,851,273 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	83,588	83,257
Accumulated deficit	(84,778)	(81,302)
Total stockholders’ equity	1,895	5,040
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,838	$10,760

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,379	$726
Cost of revenue	434	403
Gross Profit	945	323

Operating Expenses
Research and development	662	691
Sales and marketing	1,858	1,647
General and administrative	1,705	1,662
Total Operating Expenses	4,225	4,000

Loss from Operations	(3,280)	(3,677)

Other (Expense) Income, net
Gain on investments	25	61
Interest expense	(176)	—
Other expense	(45)	—
Total Other (Expense) Income, net	(196)	61
Net Loss	$(3,476)	$(3,616)
Net Loss Per Share of Common Stock
Basic and diluted	$(0.31)	$(1.01)

Weighted Average Shares of Common Stock Outstanding
Basic and diluted	11,268	3,597

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Unaudited)

(In thousands, except share data)

Three months ended March 31, 2026 and 2025:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	204,159	$2,622	86,454	$452	10,851,273	$11	$83,257	$(81,302)	$5,040
Stock-based compensation expense	—	—	—	—	—	—	331	—	331
Release of restricted stock units	—	—	—	—	445,105	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,476)	(3,476)
Balance at March 31, 2026	204,159	$2,622	86,454	$452	11,296,378	$11	$83,588	$(84,778)	$1,895

Balance at December 31, 2024	256,968	$3,300	86,454	$452	3,138,804	$3	$70,962	$(68,746)	$5,971
Stock-based compensation expense	—	—	—	—	—	—	872	—	872
Issuance of common stock, pre-funded warrants and warrants under inducement agreement, net of issuance costs	—	—	—	—	2,445,700	3	2,732	—	2,735
Issuance of common stock, prefunded warrants, and warrants, net of issuance costs	—	—	—	—	2,005,000	2	3,522	—	3,524
Release of restricted stock units	—	—	—	—	461	—	—	—	—
Deferred deal costs	—	—	—	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	—	—	—	(3,616)	(3,616)
Balance at March 31, 2025	256,968	$3,300	86,454	$452	7,589,965	$8	$77,978	$(72,362)	$9,376

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(3,476)	$(3,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	331	872
Depreciation and amortization	88	42
Amortization of debt discount	176	—
Change in fair value of derivative liabilities	45	—
Amortization of operating right-of-use asset	65	65
Provision for credit losses on accounts receivable	11	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(282)	(23)
Inventory	248	11
Prepaid expenses and other assets	22	20
Accounts payable	(199)	127
Accrued expenses	78	87
Operating lease liability	(67)	(68)
Net cash used in operating activities	(2,960)	(2,483)

Cash Flows from Investing Activities
Purchases of property and equipment	(56)	—
Cash used in investing activities	(56)	—

Cash Flows from Financing Activities
Gross proceeds from issuance of convertible notes	4,300	—
Gross proceeds from issuance of common stock, prefunded warrants and warrants	—	4,010
Gross proceeds from issuance of common stock, prefunded warrants and warrants under inducement agreement	—	3,057
Offering costs	(433)	(808)
Net cash provided by financing activities	3,867	6,259
Net Increase in Cash and Cash Equivalents	851	3,776

Cash and Cash Equivalents at Beginning of Period	3,756	6,535
Cash and Cash Equivalents at End of Period	$4,607	$10,311

Supplemental Disclosures of Cash Flow Information
Non-cash investing and financing activities:
Remeasurement of right-of-use asset and lease liability	$1,323	—
Warrant modification costs	$—	5,133
Reclassification of deferred offering costs to additional paid-in capital	$—	110

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

In August 2025, the Company acquired substantially all of the assets of SiVantage, Inc. and SIMPL Medical, LLC, including the SImmetry+ SI Joint Fusion System (“The SImmetry+ System”) that treats disorders of the SI Joint through minimally invasive lateral access solution that incorporates well-established orthopedic fusion principles-including joint decortication, bone graft placement, and rigid fixation-with the goal of achieving a true biological fusion across the SI Joint.

2. Summary of Significant Accounting Principles

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As permitted under these rules and regulations, the Company has condensed or omitted certain financial information and footnote disclosures normally included in its annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed balance sheet as of December 31, 2025 has been derived from the Company’s audited financial statements, which are included in its Annual Report on Form 10-K filed with the SEC on March 27, 2026 (the “Annual Report”).

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

These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s audited financial statements as of and for the years ended December 31, 2025 and 2024 included in its Annual Report.

The Company’s significant accounting policies are disclosed in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026 with the exception of the policy for accounting for derivatives which is included below.

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

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System and The SImmetry+ System. Based on the Company’s expected level of revenues and expenditures, the Company believes that its existing cash and cash equivalents as of March 31, 2026 will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, collectability of accounts receivable, impairment of long-lived assets, realization of deferred tax assets, accrued liabilities, accrued commissions, contingent consideration, derivative liability valuation, incremental borrowing rate, obsolescence of inventory and stock-based compensation.

Derivative Liabilities

The Company accounts for certain features embedded in its financial instruments as derivative liabilities in accordance with ASC 815. The Company evaluates all financial instruments, including convertible debt and equity-linked instruments, to determine whether such instruments or embedded features meet the definition of a derivative and require bifurcation under ASC 815.

Derivative liabilities are initially recorded at fair value at the date of issuance, with a corresponding adjustment to the carrying amount of the host instrument, if applicable. The initial fair value of the derivative is recognized as a debt discount and amortized to interest expense over the term of the related instrument using the effective interest method.

Subsequent to initial recognition, derivative liabilities are remeasured at fair value at each reporting date in accordance with ASC 820. Changes in the fair value of derivative liabilities are recognized in the condensed statements of operations within other income (expense).

The fair value of derivative liabilities is determined using valuation techniques that include significant unobservable inputs, including expected stock price volatility, expected term, and risk-free interest rates. Accordingly, derivative liabilities are generally classified within Level 3 of the fair value hierarchy. The Company utilizes valuation models, including Monte Carlo simulation models, when appropriate, to estimate the fair value of derivative liabilities. These models incorporate assumptions regarding the probability and timing of conversion or settlement, as well as other relevant contractual features.

Derivative liabilities are classified as current or non-current based on the expected timing of settlement in accordance with applicable balance sheet classification guidance. In most cases, derivative liabilities are classified as current due to the potential for settlement within twelve months. Upon settlement or conversion of the underlying instrument, the related derivative liability is derecognized, and any remaining carrying value is reclassified to equity or recognized in earnings, as appropriate.

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

The Company had the following dilutive common stock equivalents as of March 31, 2026 and 2025 which were excluded from the calculation because their effect was anti-dilutive:

	March 31, 2026	March 31, 2025
Outstanding restricted stock units	536,192	96,913
Outstanding stock options	17,697	10,697
Outstanding warrants	8,173,914	5,956,010
Common shares convertible from preferred stock	1,846,421	896,661
Common shares convertible from convertible notes	9,170,616	—
Total	19,744,840	6,960,281

Adoption of New Accounting Pronouncement

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and contract assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public companies, this guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this guidance as of January 1, 2026. The adoption of this guidance had no material impact on the Company’s condensed financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are currently evaluating the impact of adopting this new accounting guidance.

3. Property and Equipment, net

Property and equipment, net, consisted of the following:

	March 31, 2026	December 31, 2025
Instrument tray sets	$858	$829
Construction in progress	848	836
Lab equipment	88	79
IT equipment	56	56
Leasehold improvements	15	15
Office furniture	15	9
Property and equipment, gross	1,880	1,824
Less: accumulated depreciation	(979)	(906)
Property and equipment, net	$901	$918

Construction in progress is made up of reusable components that will become reusable instrument tray sets. Depreciation expense was approximately $73 and $42 for the three months ended March 31, 2026 and 2025, respectively.

4. Intangible Assets, net

Intangible assets, net relate to developed technology, trademarks/trade names and customer relationships acquired in connection with the acquisition of substantially all of the assets of SiVantage, Inc. (“SI”) and SIMPL Medical, LLC (the “SI Acquisition”) as described in the Company’s Annual Report. Intangible assets were valued based on their estimated fair value on the date of acquisition and are being amortized on a straight-line basis over estimated useful lives of 7-8 years for developed technology, 10 years for trademarks/trade names and 8 years for customer relationships.

Intangible assets as of March 31, 2026 consist of the following:

	Gross Value	Accumulated Amortization	Net Value
Developed technology	$103	$(9)	$94
Trademarks/trade names	196	(13)	183
Customer relationships	210	(17)	193
Total	$509	$(39)	$470

Intangible assets as of December 31, 2025 consist of the following:

	Gross Value	Accumulated Amortization	Net Value
Developed technology	$103	$(5)	$98
Trademarks/trade names	196	(8)	188
Customer relationships	210	(11)	199
Total	$509	$(24)	$485

Amortization expense for three months ended March 31, 2026 and 2025 was $15 and $0, respectively.

As of March 31, 2026, future amortization of amortizable intangible assets is as follows:

2026 (remaining 9 months)	$44
2027	59
2028	59
2029	59
2030	59
Thereafter	190
$470

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accrued compensation	$758	$710
Accrued professional services fees	484	484
Other accrued expenses	532	443
Total accrued expenses	$1,774	$1,637

6. Leases

In June 2021, the Company entered into a facility lease agreement for its company headquarters in Los Gatos, California, which was to expire in June 2026. In February 2026, the Company entered into a lease extension for the same facility. This non-cancellable operating lease expires in May 2031. Operating lease costs for the facility lease were $76 and $73 for the three months ended March 31, 2026 and 2025, respectively.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2026	2025
Operating lease right-of-use assets	$1,389	$131

Operating lease liability, current	$(211)	$(141)
Operating lease liability, noncurrent	(1,186)	—
Total operating lease liabilities	$(1,397)	$(141)

Future maturities of operating lease liabilities as of March 31, 2026 were as follows:

2026 (remaining 9 months)	$236
2027	320
2028	329
2029	338
2030	348
Thereafter	147
Total lease payments	1,718
Less: imputed interest	(321)
Present value of operating lease liabilities	$1,397

Other information:

Cash paid for operating leases for the three months ended March 31, 2026	$79
Cash paid for operating leases for the three months ended March 31, 2025	$76
Remaining lease term - operating leases (in years)	5.17
Average discount rate - operating leases	8.0%

7. Debt

Convertible Promissory Notes

On March 11, 2026, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which the Company agreed to issue and sell in a private placement an aggregate principal amount of approximately $5.2 million 20% original issue discount senior convertible promissory notes (the “Convertible Promissory Notes”) for aggregate gross proceeds of approximately $4.3 million before deducting fees and expenses of the placement agent of $433.

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

8. Derivative Liability

The Company evaluated the conversion feature of the Convertible Promissory Notes under applicable accounting guidance and concluded that the feature is not indexed to the Company’s own stock and does not meet the criteria for equity classification. Accordingly, the conversion feature is accounted for as an embedded derivative liability.

The fair value of the derivative liability at issuance date was $563 as determined using a Monte Carlo simulation model with expected terms of 0.5 and 0.75 years and expected daily volatility of 4.93% and 15,000 simulation paths. The model also incorporates assumptions regarding the optimal behavior of both the holder as it relates the timing of conversion and the Company as it relates to the exercise of the extension option. The Company used a Monte Carlo simulation due to the presence of path-dependent features, including the use of a multi-day VWAP in determining the conversion price and the Company’s option to extend the maturity date.

Due to the use of significant unobservable inputs, the derivative liability is classified as a Level 3 fair value measurement. The derivative was initially recorded at fair value, with a corresponding discount recorded to the carrying value of the Convertible Promissory Notes. The debt discount is being amortized to interest expense over the term of the Convertible Promissory Notes using the effective interest method.

Subsequent to initial recognition, the derivative liability is remeasured at fair value at each reporting date in accordance with ASC 820, with changes in fair value recognized in earnings within other income (expense) in the condensed statements of operations. For the three months ended March 31, 2026, the loss on the change in fair value of the derivative liability was $45.

The following is a reconciliation of the changes in the fair value of the derivative liability for the three months ended March 31, 2026:

Balance at January 1, 2026	$—
Initial recognition of derivative liability	563
Change in fair value	45
Balance at March 31, 2026	$608

9. Stockholders’ Equity

The Company’s current Amended and Restated Certificate of Incorporation dated February 18, 2014 authorizes the issuance of 130,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share. Of the preferred stock, 4,500,000 shares are designated Series A Preferred Stock and 491,222 shares are designated Series B Preferred Stock.

At-the-Market Offering Program

On May 4, 2023, the Company entered into an Equity Distribution Agreement to establish an at-the-market offering program, under which the Company may sell from time to time, at its option, shares of its common stock having an aggregate gross sales price of $5.5 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. During the three months ended March 31, 2026 and 2025, no shares of the Company’s common stock were sold under the program. Per the terms of the Equity Distribution Agreement, no shares are available to be issued under the program as of March 31, 2026.

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

Equity Awards

In 2012, the Board of Directors of the Company (the “Board”) approved the Tenon Medical, Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which provided for the issuance of common stock options, appreciation rights, and other awards to employees, directors, and consultants. On January 10, 2022 and February 2, 2022, the Board and stockholders, respectively, of the Company approved the Tenon Medical, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), which was effective on April 25, 2022. The 2022 Plan provided for the issuance of common stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. Upon the effective date of the 2022 Plan, the Board terminated the 2012 Plan such that no new equity awards will be issued by the 2012 Plan.

A summary of the Company’s stock option and restricted stock unit activity under its plans is as follows:

	Number of Shares Subject to Outstanding Stock Options	Weighted Average Exercise Price per Share	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2025	17,697	$13.12	917,422	$1.26
Granted	—	—	64,000	$0.95
Released	—	—	(445,105)	$1.16
Forfeited	—	—	(125)	$6.73
Outstanding at March 31, 2026	17,697	$13.12	536,192	$1.31

The following table sets forth stock-based compensation expense recognized for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Research and development	$95	$349
Sales and marketing	12	37
General and administrative	224	486
Total stock-based compensation expense	$331	$872

At March 31, 2026, there were 720,341 shares available for issuance under the 2022 Plan.

Warrants

IPO Warrants

In April 2022, in association with the Company’s initial public offering, the Company granted to The Benchmark Company, LLC and Valuable Capital Limited warrants to purchase a total of 1,200 shares of common stock. The warrants were immediately exercisable at an exercise price of $400.00 per share and expire on the fifth anniversary of the commencement of sales under the IPO. The fair value of the warrants on the grant date was $220.00 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 62.55%, dividend yield of 0%, and risk-free interest rate of 2.92%. The Company recorded the fair value of these warrants of $264 as an issuance cost to additional paid-in capital in 2022. All of the IPO warrants remain outstanding as of March 31, 2026.

Registered Offering Warrants

In June 2023, in connection with a registered offering of stock, the Company issued warrants to purchase a total of 250,000 shares of common stock (the “Offering Warrants”). The Offering Warrants were exercisable upon issuance and will expire five years from the date of issuance. Per the terms of the Offering Warrants, the exercise price of the Offering Warrants reset on July 16, 2023, to $25.168 per share. The fair value of the Offering Warrants on the grant date of $3,164, or $12.64 per warrant, was calculated using a Monte-Carlo simulation to estimate the final exercise price, which is considered a Level 3 fair value measurement, using as inputs; the starting value of $24.00 per share, the Company’s VWAP on June 16; an assumed daily distribution of returns; a mean daily return of 5.18%; a short-term annual volatility of 100% and a standard deviation of 6.3%. The model used Black-Scholes to then calculate the estimated fair value of the Offering Warrants, using an estimated time to maturity of 4.9 years, a risk-free interest rate of 3.99% and a long-term volatility of 60%. All of the Registered Offering warrants remain outstanding as of March 31, 2026.

Convertible Note Warrants

In November 2023, in connection with the issuance of the Convertible Notes, the Company issued warrants to purchase a total of 5,625 shares of common stock at an exercise price equal to $15.52 per share. The warrants expire five years from the issuance date. The fair value of the warrants on the grant date was $10.32 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.89%, dividend yield of 0%, and risk-free interest rate of 4.41%. The Company recorded the fair value of these warrants of approximately $58 as an issuance cost to additional paid-in capital in 2023. All of the Convertible Note Warrants remain outstanding as of March 31, 2026.

Series A Preferred Stock Warrants

On February 20, 2024, in connection with the issuance of Series A Preferred Stock, the Company issued the Series A Warrants to purchase a total of 51,937 shares of common stock at an exercise price equal to $4.28 per share. The Series A Warrants are immediately exercisable and expire five years from the date of issuance. The fair value of the Series A Warrants on the grant date was $4.88 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.24%, dividend yield of 0%, and risk-free interest rate of 4.3%. The Company recorded the fair value of these warrants of $254 to additional paid-in capital in 2024. All of the Series A Preferred Stock warrants remain outstanding as of March 31, 2026.

Series B Preferred Stock Warrants

On September 5, 2024, in connection with the issuance of Series B Preferred Stock, the Company issued the Series B Warrants to purchase a total of 16,214 shares of common stock at an exercise price equal to $4.28 per share. The Series B Warrants are immediately exercisable and expire five years from the date of issuance. The fair value of the Series B Warrants on the grant date was $2.25 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 3.5%. The Company recorded the fair value of these warrants of $37 to additional paid-in capital in 2024. All of the Series B Preferred Stock warrants remain outstanding as of March 31, 2026.

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

The fair value of the Series C-1 Warrants on the grant date was $0.97 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.0%. The fair value of the Series C-2 Warrants on the grant date was $0.80 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 3.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.0%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. The Company recorded the excess of the incremental value of the modified Series A New Warrants and Series B New Warrants and the fair value of the Series C Warrants over the cash proceeds from the exercise of the modified Series A New Warrants and Series B New Warrants as equity offering costs. All of the Series C Warrants remain outstanding as of March 31, 2026.

Series D Warrants

On March 25, 2025, in connection with a securities purchase agreement, the Company issued warrants to purchase up to 733,500 shares of its common stock at an exercise price of $2.00 per share (the “Series D Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance. The fair value of the Series D Warrants on the grant date was $2.72 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.1%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. All of the Series D Warrants remain outstanding as of March 31, 2026.

Series E Warrants

Also on March 25, 2025, in connection with a securities purchase agreement, the Company issued warrants to purchase up to 1,271,500 shares of its common stock at an exercise price of $2.00 per share (the “Series E Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance. The fair value of the Series E Warrants on the grant date was $2.72 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.1%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. All of the Series E Warrants remain outstanding as of March 31, 2026.

PIPE Warrants

On November 11, 2025, in connection with the PIPE, the Company issued warrants to purchase 2,217,904 shares of its common stock at an exercise price of $1.16 per share, with an expiration date of 3 years from the date of issuance (the “PIPE Warrants”). The fair value of the PIPE Warrants on the grant date was $0.44 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 3.00 years, expected volatility of 48.80%, dividend yield of 0%, and risk-free interest rate of 3.6%. The Company recorded the fair value of these warrants to additional paid-in capital. All of the PIPE Warrants remain outstanding as of March 31, 2026.

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

On October 6, 2022, the Company entered into the Terminating Amended and Restated Exclusive Sales Representative Agreement (the “Termination Agreement”) with the Representative, which terminated the Restated Sales Agreement. In accordance with the Termination Agreement, (i) the Company paid the Representative $1,000 in cash; and (ii) the Company agreed to pay the Representative (a) $85 per month during the six months after the date of the Termination Agreement in return for efforts by the Representative to transition operations to the Company, (b) 20% of net sales of the product sold in the United States and Puerto Rico until December 31, 2023 and (c) after December 31, 2023, 10% of net sales until such time as the aggregate amount paid to the Representative under this clause (c) and clause (b) above equal $3,600. In the event of an acquisition of the Company, the Company will pay the Representative $3,600 less previous amounts paid pursuant to clause (b) and clause (c) above. The Company recorded a charge of $1,000 for the payment to the Representative in the fourth quarter of 2022 and expensed the $85 per month charges as incurred over the six-month period. For payments under clause (b) and clause (c) above, the Company originally estimated the fair value of the liability using level 3 hierarchy inputs based on a Monte Carlo simulation of future revenues with a 25% quarterly estimated standard deviation of growth rates and a 10% probability of dissolution, discounted at an estimated discount rate of 15.4%. Based on the Company’s fair value analysis, a total of $2,611 was charged to sales and marketing expense in the statements of operations and comprehensive loss and recorded as accrued commissions in the balance sheets. For subsequent periods, the Company has used a discounted cash flow model with an estimated discount rate of 15.4% to adjust the liability for actual payments made and updated projections of the timing of future payments. A reconciliation of the liability under clause (b) and clause (c) for the three months ended March 31, 2026 is as follows:

Balance at January 1, 2026	$1,836
Amounts paid during 2026	(102)
Accretion	42
Balance at March 31, 2026	$1,776

Per the terms of the Termination Agreement, the Company ultimately expects to expense $3,600 under clause (b) and clause (c).

Contingent Consideration

Contingent consideration relates to royalties and future warrant exercises in conjunction with the SI Acquisition and was calculated using the present value of expected payments based on current revenue and other estimates using a discount rate of 14.6%. The fair value of the contingent consideration was determined using level 3 fair value inputs. A reconciliation of the contingent consideration for the three months ended March 31, 2026 is as follows:

Balance at January 1, 2026	$993
Amounts earned	(102)
Accretion	69
Balance at March 31, 2026	$960

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

11.  Subsequent Event

In April 2026, the Company reached the milestone of $1 million in aggregate sales of products acquired in the SI Acquisition and, in accordance with the asset purchase agreement between the Company and SI, the Company issued 276,228 shares of its common stock to SI on May 1, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2026. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements, which involve risks and uncertainties. As a result of many factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 27, 2026, our actual results may differ materially from those anticipated in these forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

Tenon Medical, Inc. was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. We are a medical device company dedicated to transforming care for patients with certain sacro-pelvic disorders. We currently offer two systems to treat a diseased SI Joint. We developed The Catamaran®™ SI Joint Fusion System (“The Catamaran System”) that offers a novel, less invasive approach to the SI Joint using a single, robust, titanium implant for treatment of the most common types of SI Joint disorders that cause lower back pain. We received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for The Catamaran System and are currently focused on the US market.

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

In February 2026, we announced an expansion of our U.S. intellectual property portfolio following receipt of Notices of Allowance from the United States Patent and Trademark Office (USPTO) for multiple patent applications expected to issue in 2026. These newly allowed claims will further strengthen our growing patent portfolio and build upon the 10 patents issued in 2025, including 5 issued by the USPTO and 5 issued internationally.

We have incurred net losses since our inception in 2012. As of March 31, 2026, we had an accumulated deficit of approximately $84.8 million. To date, we have financed our operations primarily through public equity offerings, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

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

Cost of Goods Sold, Gross Profit, and Gross Margin

We utilize contract manufacturers for production of The Catamaran System and The SImmetry+ System implants and tray sets. Cost of goods sold consists primarily of costs of the components of The Catamaran System and The SImmetry+ System implants and instruments, overhead related to operations personnel and facility costs, depreciation of tray sets, quality inspection, packaging, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. We anticipate that certain of our cost of goods sold will increase in absolute dollars as case levels increase.

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

Gain on Investments, Interest Expense and Other Income (Expense), Net

Gain on investments consists of interest income and realized gains and losses from the sale of our investments in money market and corporate debt securities. Interest expense is related to borrowings, when applicable. Other income and expenses have not been significant to date and, since March 2026, include changes in the fair value of derivative liabilities.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
Statements of Operations Data:	2026	2025
Revenue	$1,379	$726
Cost of goods sold	434	403
Gross profit	945	323
Operating expenses:
Research and development	662	691
Sales and marketing	1,858	1,647
General and administrative	1,705	1,662
Total operating expenses	4,225	4,000
Loss from operations	(3,280)	(3,677)
Interest and other (expense) income, net:
Gain on investments	25	61
Interest expense	(176)	—
Other expense	(45)	—
Net loss	$(3,476)	$(3,616)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended March 31,
Statements of Operations Data:	2026	2025
Revenue	100%	100%
Cost of goods sold	31	56
Gross profit	69	44
Operating expenses:
Research and development	48	95
Sales and marketing	135	227
General and administrative	124	229
Total operating expenses	306	551
Loss from operations	(238)	(506)
Interest and other (expense) income, net:
Gain on investments	2	8
Interest expense	(13)	—
Other expense	(3)	—
Net loss	(252)%	(498)%

Comparison of the Three Months Ended March 31, 2026 and 2025 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$1,379	$726	$653	90%
Cost of goods sold	434	403	31	8%
Gross profit	$945	$323	$622	193%
Gross profit percentage	69%	44%

Revenue. The increase in revenue for the three months ended March 31, 2026 as compared to 2025 was primarily due to an increase in the number of surgical procedures and the addition of revenue related to The SImmetry+ System.

Cost of Goods Sold, Gross Profit, and Gross Margin. The change in cost of goods sold for the three months ended March 31, 2026 as compared to 2025 was due to the absorption of production overhead costs into our standard cost and operating leverage created due to lower relative fixed costs and increased revenue volume.

Operating Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Research and development	$662	$691	$(29)	(4)%
Sales and marketing	1,858	1,647	211	13%
General and administrative	1,705	1,662	43	3%
Total operating expenses	$4,225	$4,000	$225	6%

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2026 decreased as compared to 2025 primarily due to decreases in stock-based compensation ($254) and payroll and employee expenses ($42), partially offset by increases in professional fees ($203).

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2026 increased as compared to the same period in 2025 primarily due to increased payroll and employee expenses ($82), commission expenses ($48) and consulting and professional fees ($7), partially offset by decreases in stock-based compensation ($25).

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2026 increased as compared to the same period in 2025 primarily due to increased payroll and employee expenses ($188), professional service fees ($80) and insurance costs ($26), partially offset by a decrease in stock-based compensation ($262).

Gain on Investments, Interest Expense and Other Expense

Gain on investments for the three months ended March 31, 2026 decreased as compared to 2025 due to interest on lower average cash and cash equivalent balances. Interest expense for the three months ended March 31, 2026 related to interest on our convertible notes. Other expense in 2026 related to losses on the change in fair value of our derivative liability.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $4.6 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering, additional stock offerings and the sale of our products. As of March 31, 2026, we had an accumulated deficit of $84.8 million, and we expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.

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

As we attempt to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our sales and marketing efforts, research and development activities, or other operations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, and collaborations. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans. Due to the uncertainty in our ability to raise capital, management believes that there is substantial doubt in our ability to continue as a going concern.

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(2,960)	$(2,483)	$(477)	19%
Investing activities	(56)	—	(56)	N/A
Financing activities	3,867	6,259	(2,392)	(38)%
Net increase in cash and cash equivalents	$851	$3,776	$(2,925)	(77)%

The increase in net cash used in operating activities for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributable to our increased net loss as adjusted for reduced non-cash expenses ($263) in addition to decreased accounts payable ($326) and increased accounts receivable ($259), partially offset by decreases in inventory ($237).

Cash used in investing activities for the three months ended March 31, 2026 consisted of purchases of property and equipment ($56).

Cash provided by financing activities for the three months ended March 31, 2026 consisted of the net proceeds from the issuance of convertible notes ($3,867). Cash provided by financing activities for the three months ended March 31, 2025 consisted primarily of gross proceeds from the issuance of common stock from our securities purchase agreements ($4,010) and gross proceeds from the exercise of warrants under the inducement agreement ($3,057), net of total offering costs ($808).

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from three other sources. Actual results could differ from these estimates under different assumptions or conditions. For the three months ended March 31, 2026, there were no significant changes to our existing critical accounting policies from those disclosed in our Annual Report on Form 10-K with the exception of our policy for derivative liabilities which is included herein.

Off-Balance Sheet Arrangements

As of March 31, 2026, and December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

Except for the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC in the first quarter of 2026, the Company did not issue any equity securities which were not registered under the Securities Act.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 No. 333-271648, filed on May 4, 2023)
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of the Registrant, filed on October 25, 2023 (incorporated by reference to exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
3.3	Amendment to Certificate of Incorporation - Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant, filed on November 1, 2023 (incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2023)
3.4	Amendment to Certificate of Incorporation - Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant, filed on September 4, 2024 (incorporated by reference to exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
3.5	Certificate of Designations, Rights and Preferences for Series A Preferred Stock of the Registrant, filed on February 20, 2024 (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
3.6	Amendment to Certificate of Designations, Rights and Preferences for Series A Preferred Stock, filed on September 5, 2024 (incorporated by reference to exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
3.7	Certificate of Designations, Rights and Preferences for Series B Preferred Stock, filed on September 5, 2024 (incorporated by reference to exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
3.8	Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
4.1#	Tenon Medical Inc., 2022 Equity Incentive Plan (incorporated by reference to exhibit 10.30 to the Registrant’s Registration Statement S-1/A No. 333-260931, filed on April 20, 2022)
4.2#	Amendment to Tenon Medical, Inc. 2022 Equity Incentive Plan, dated as of July 23, 2024 (incorporated by reference to exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 No. 333-293417, filed on February 12, 2026)
4.3#	Amendment to Tenon Medical, Inc. 2022 Equity Incentive Plan, dated as of September 18, 2025 (incorporated by reference to exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
4.4	Form of Representative’s Warrant in connection with the Registrant’s Initial Public Offering (incorporated by reference to exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A No. 333-260931, filed on April 15, 2022)
4.5	Form of publicly traded Warrant issued on June 16, 2023 (incorporated by reference to exhibit 4.1 to the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)
4.6	Form of Warrant Agency Agreement between the Company and VStock Transfer, LLC (incorporated by reference to exhibit 4.3 to the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)
4.7	Form of Warrant issued to investors on November 21, 2023 (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)
4.8	Form of Warrant issued to investors in the Series A Preferred Stock offering on February 20, 2024 (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
4.9	Form of Warrant issued to the investors in the Series B Preferred Stock offering (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
4.10	Form of Series A Warrants issued in September 2024 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2024)
4.11	Form of Series B Warrants issued in September 2024 (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2024)

4.12	Form of Series C-1 Warrant (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
4.13	Form of Series C-2 Warrant (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
4.14	Form of Common Warrants, issued on March 26, 2025 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2025)
4.15	Form of Pre-Funded Warrants issued on March 26, 2025 (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2025)
4.16	Form of Common Warrants, issued on March 27, 2025 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2025)
4.17	Form of Pre-Funded Warrants issued on March 27, 2025 (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2025)
4.18	Form of Common Stock Purchase Warrant, dated November 13, 2025 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 17, 2025)
4.19	Form of Senior Convertible Promissory Notes, dated March 11, 2026 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2026)
10.1#	Employment Agreement dated June 1, 2021 between Steven M. Foster and the Registrant (incorporated by reference to exhibit 10.15 the Registrant’s Registration Statement on Form S-1 No. 333-260931, filed on November 10, 2021)
10.2#	Employment Agreement dated June 1, 2021 between Richard Ginn and the Registrant (incorporated by reference to exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 No. 333-260931, filed on November 10, 2021)
10.3#	Consulting Agreement dated May 7, 2021 by and between Richard Ferrari and the Registrant (incorporated by reference to exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 No. 333-260931, filed on November 10, 2021)
10.4#	Offer Letter dated as of August 16, 2024, issued by the Company to Kevin Williamson (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 27, 2024)
10.5	Form of Securities Purchase Agreement between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2023)
10.6	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series A Preferred Stock (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
10.7	Form of Securities Purchase Agreement entered into between the Registrant and investors in the November 2023 Notes (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)
10.8	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series B Preferred Stock financing (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
10.9	Form of Inducement Letter, dated September 16, 2024 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2024)
10.10	Form of Inducement Letter, dated March 11, 2025 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
10.11	Placement Agency Agreement, dated March 25, 2025, by and between Tenon Medical, Inc. and A.G.P./Alliance Global Partners, LLC (incorporated by reference to exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2025)
10.12	Form of Securities Purchase Agreement, dated as of March 25, 2025, by and between the Company and the purchasers listed on the signature pages thereto (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2025)
10.13	Placement Agency Agreement, dated March 25, 2025, by and between Tenon Medical, Inc. and A.G.P./Alliance Global Partners, LLC (incorporated by reference to exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2025)
10.14	Form of Securities Purchase Agreement, dated as of March 25, 2025, by and between the Company and the purchasers listed on the signature pages thereto (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2025)

10.15	Asset Purchase Agreement between Tenon Medical Inc. and SiVantage Inc., dated August 1, 2025 (incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2025)
10.16	Asset Purchase Agreement between Tenon Medical Inc. and SIMPL Medical, LLC, dated August 1, 2025 (incorporated by reference to exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2025)
10.17#	Form of Employment Agreement between Tenon Medical Inc. and Wyatt Geist, dated August 1, 2025 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2025)
10.18#	Form of Employment Agreement between Tenon Medical Inc. and Nate Grawey, dated August 1, 2025 (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2025)
10.19	Form of Securities Purchase Agreement, dated November 10, 2025, between Tenon Medical Inc. and Purchasers (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 17, 2025)
10.20	Form of Securities Purchase Agreement, dated March 11, 2026, between Tenon Medical, Inc. and Purchasers (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2026)
19.1	Insider Trading Policy (incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2024)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-281531, filed on September 9, 2024)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and President of Tenon Medical, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Tenon Medical, Inc.
32.1**	Section 1350 Certification of the President and Chief Executive Officer of Tenon Medical, Inc.
32.2**	Section 1350 Certification of the Chief Financial Officer of Tenon Medical, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Denotes management compensation plan, agreement or arrangement

*	Filed herewith

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENON MEDICAL, INC.

Dated: May 15, 2026	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: May 15, 2026	/s/ Kevin Williamson
Kevin Williamson
Chief Financial Officer (Principal Financial and Accounting Officer)