Form 10-Q
period 2026-06-30
Tenon Medical, Inc.
filed 2026-08-13
CIK 1560293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 13, 2026, the registrant had a total of 667,047 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements (Unaudited)

Tenon Medical, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,677	$3,756
Accounts receivable, net	1,947	1,698
Inventory	783	1,054
Prepaid expenses and other current assets	400	260
Total current assets	4,807	6,768
Property and equipment, net (Note 3)	771	918
Deposits	51	51
Operating lease right-of-use asset (Note 6)	1,431	131
Intangible assets, net (Note 4)	455	485
Goodwill	2,407	2,407
TOTAL ASSETS	$9,922	$10,760

Liabilities and Stockholders’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$628	$845
Accrued expenses (Note 5)	1,952	1,637
Current portion of accrued commissions	674	590
Current portion of operating lease liability (Note 6)	215	141
Current portion of contingent consideration (Note 10)	29	—
Convertible notes (Note 7)	4,332	—
Derivative liability (Note 8)	475	—
Total current liabilities	8,305	3,213
Accrued commissions, net of current portion	1,250	1,514
Operating lease liability, net of current portion (Note 6)	1,131	—
Contingent consideration, net of current portion (Note 10)	979	993
Total liabilities	11,665	5,720

Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity:
Series A convertible preferred stock, $0.001 par value; 4,500,000 shares authorized at June 30, 2026 and December 31, 2025; 204,159 shares issued and outstanding at June 30, 2026 and December 31, 2025	2,622	2,622
Series B convertible preferred stock, $0.001 par value; 491,222 shares authorized at June 30, 2026 and December 31, 2025; 86,454 shares issued and outstanding at June 30, 2026 and December 31, 2025	452	452
Common stock, $0.001 par value; 130,000,000 shares authorized at June 30, 2026 and December 31, 2025; 330,670 and 310,036 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	84,011	83,268
Accumulated deficit	(88,828)	(81,302)
Total stockholders’ (deficit) equity	(1,743)	5,040
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$9,922	$10,760

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,279	$564	$2,658	$1,290
Cost of sales	465	319	899	722
Gross Profit	814	245	1,759	568

Operating Expenses
Research and development	768	503	1,430	1,194
Sales and marketing	1,869	1,119	3,727	2,766
General and administrative	1,531	1,480	3,236	3,142
Total Operating Expenses	4,168	3,102	8,393	7,102

Loss from Operations	(3,354)	(2,857)	(6,634)	(6,534)

Other Income (Expense)
Gain on investments	24	88	49	149
Interest expense	(852)	—	(1,028)	—
Other income	132	—	87	—
Total Other (Expense) Income, net	(696)	88	(892)	149
Net Loss and Comprehensive Loss	$(4,050)	$(2,769)	$(7,526)	$(6,385)
Net Loss Per Share of Common Stock
Basic and diluted	$(12.35)	$(12.76)	$(23.16)	$(39.91)

Weighted-Average Shares of Common Stock Outstanding
Basic and diluted	328	217	325	160

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity (Unaudited)

(In thousands, except share data)

Three months ended June 30, 2026 and 2025:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2026	204,159	$2,622	86,454	$452	322,754	$—	$83,599	$(84,778)	$1,895
Stock-based compensation expense	—	—	—	—	—	—	412	—	412
Release of restricted stock units	—	—	—	—	24	—	—	—	—
Issuance of common stock to SiVantage upon completion of milestone	—	—	—	—	7,892	—	—	—	—
Net loss	—	—	—	—	—	—	—	(4,050)	(4,050)
Balance at June 30, 2026	204,159	$2,622	86,454	$452	330,670	$—	$84,011	$(88,828)	$(1,743)

Balance at March 31, 2025	256,968	$3,300	86,454	$452	216,856	$—	$77,986	$(72,362)	$9,376
Stock-based compensation expense	—	—	—	—	—	—	417	—	417
Release of restricted stock units	—	—	—	—	64	—	—	—	—
Deferred deal costs	—	—	—	—	—	—	(311)	—	(311)
Net loss	—	—	—	—	—	—	—	(2,769)	(2,769)
Balance at June 30, 2025	256,968	$3,300	86,454	$452	216,920	$—	$78,092	$(75,131)	$6,713

Six months ended June 30, 2026 and 2025:

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	204,159	$2,622	86,454	$452	310,036	$—	$83,268	$(81,302)	$5,040
Stock-based compensation expense	—	—	—	—	—	—	743	—	743
Release of restricted stock units	—	—	—	—	12,742	—	—	—	—
Issuance of common stock to SiVantage upon completion of milestone	—	—	—	—	7,892	—	—	—	—
Net loss	—	—	—	—	—	—	—	(7,526)	(7,526)
Balance at June 30, 2026	204,159	$2,622	86,454	$452	330,670	$—	$84,011	$(88,828)	$(1,743)

Balance at December 31, 2024	256,968	$3,300	86,454	$452	89,680	$—	$70,965	$(68,746)	$5,971
Stock-based compensation expense	—	—	—	—	—	—	1,289	—	1,289
Issuance of common stock, pre-funded warrants and warrants under inducement agreement, net of issuance costs	—	—	—	—	69,877	—	2,735	—	2,735
Issuance of common stock, pre-funded warrants, and warrants, net of issuance costs	—	—	—	—	57,286	—	3,524	—	3,524
Release of restricted stock units	—	—	—	—	77	—	—	—	—
Deferred financing costs	—	—	—	—	—	—	(421)	—	(421)
Net loss	—	—	—	—	—	—	—	(6,385)	(6,385)
Balance at June 30, 2025	256,968	$3,300	86,454	$452	216,920	$—	$78,092	$(75,131)	$6,713

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(7,526)		$(6,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	743		1,289
Depreciation and amortization	148		90
Amortization of debt discount	1,028		—
Change in fair value of derivative liabilities	(88)		—
Amortization of operating right-of-use asset	133		131
Provision for credit losses on accounts receivable	6		—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(255)		93
Inventory	528		(70)
Prepaid expenses and other assets	(250)		(374)
Accounts payable	(217)		525
Accrued expenses	150		142
Operating lease liability	(118)		(138)
Net cash used in operating activities	(5,718)		(4,697)

Cash Flows from Investing Activities
Purchases of property and equipment	(228)		(192)
Cash used in investing activities	(228)		(192)

Cash Flows from Financing Activities
Gross proceeds from issuance of convertible notes	4,300		—
Gross proceeds from issuance of common stock, pre-funded warrants and warrants	—		4,010
Gross proceeds from issuance of common stock, pre-funded warrants and warrants under inducement agreement	—		3,057
Offering costs	(433)		(867)
Net cash provided by financing activities	3,867		6,200

Net (Decrease) Increase in Cash and Cash Equivalents	(2,079)		1,311

Cash and Cash Equivalents at Beginning of Period	3,756		6,535
Cash and Cash Equivalents at End of Period	$1,677		$7,846

Supplemental Disclosures of Cash Flow Information
Non-cash investing and financing activities:
Remeasurement of right-of-use asset and lease liability	$1,323		$—
Initial fair value of derivative liability recorded as a debt discount	$563	$
Warrant modification costs	$—		$1,402
Reclassification of deferred offering costs to additional paid-in capital	$—		$421

The accompanying notes are an integral part of these condensed financial statements.

Tenon Medical Inc.

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

In August 2025, the Company acquired substantially all of the assets of SiVantage, Inc. and SIMPL Medical, LLC, including the SImmetry+ SI Joint Fusion System (“The SImmetry+ System”) that treats disorders of the SI Joint through a minimally invasive lateral access solution that incorporates well-established orthopedic fusion principles-including joint decortication, bone graft placement, and rigid fixation-with the goal of achieving a true biological fusion across the SI Joint.

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

The Company’s significant accounting policies are disclosed in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026 with the exception of the policy for accounting for derivatives which is included below.

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

Since inception, the Company has incurred losses and negative cash flows from operations. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs and the commercialization of The Catamaran System and The SImmetry+ System. Based on the Company’s expected level of revenues and expenditures, the Company believes that its existing cash and cash equivalents as of June 30, 2026 and net proceeds of $3,620 from its July 2026 public offering (Note 11) will not provide sufficient funds to enable it to meet its obligations for a period of at least twelve months from the date of the filing of these financial statements. The Company plans to raise the necessary additional capital through one or a combination of public or private equity offerings, debt financings, and collaborations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On July 1, 2026, the Company consummated a public offering of an aggregate of (i) 157,895 shares of common stock and pre-funded warrants to purchase up to 157,895 shares of Common Stock, and (ii) common stock purchase warrants to purchase up to 473,685 shares of common stock. Each share of common stock, pre-funded warrant and accompanying common stock purchase warrants was sold at a combined public offering price of $13.30 per share, for proceeds to the Company, net of placement fees and offering expenses, of approximately $3,620. See Note 11 for a more detailed description of the transaction.

Reverse Stock Split

On August 10, 2026, the Company effected a 1-for-35 reverse stock split (the “Reverse Stock Split”) by filing an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State. The Reverse Stock Split combined every 35 shares of our common stock issued and outstanding immediately prior to effecting the Reverse Stock Split into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split.

All historical share and per share amounts reflected throughout this document have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of the Company’s common stock, Series A preferred stock and Series B preferred stock were not affected by the Reverse Stock Split.

Notices from Nasdaq

On February 25, 2026, the Company received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between January 9, 2026 and February 24, 2026, the common stock of the Company had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until August 24, 2026 (the “Compliance Period”), to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the Compliance Period.

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

The notice from Nasdaq has no immediate effect on the listing of the Company’s common stock and its common stock will continue to be listed on The Nasdaq Capital Market under the symbol “TNON.” As noted above, on August 10, 2026, the Company effected the Reverse Stock Split, which management believes will allow the Company to regain compliance with the Bid Price Rule.

On May 21, 2026, the Company received a written notice from Nasdaq, notifying the Company that it was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. In addition, the Company did not currently meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

Under Nasdaq rules, the Company had 45 calendar days, or until July 6, 2026, to submit a plan to regain compliance. If the Company’s plan to regain compliance is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Notice for the Company to regain compliance.

As a result of the public offering described in Note 11, the Company believes it satisfies the minimum stockholders’ equity requirement as of July 10, 2026 and filed a Current Report on Form 8-K disclosing that belief. On July 17, 2026, the Company received a notice from Nasdaq that, based on the July 10, 2026 8-K, we had regained compliance with the stockholders’ equity rule. However, if we fail to evidence compliance upon filing our Quarterly Report on Form 10-Q for the period ending September 30, 2026, we may be subject to delisting and any such delisting would be subject to appeal.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, collectability of accounts receivable, impairment of long-lived assets, accrued liabilities, accrued commissions, contingent consideration, derivative liability valuation, incremental borrowing rate, obsolescence of inventory and stock-based compensation.

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

Derivative liabilities are initially recorded at fair value at the date of issuance, with a corresponding adjustment to the carrying amount of the host instrument, if applicable. For derivative liabilities related to debt, the initial fair value of the derivative is recognized as a debt discount and amortized to interest expense over the term of the related instrument using the effective interest method.

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

Net loss per share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all potential common stock equivalents (restricted stock units, stock options, warrants, convertible preferred stock and convertible notes) are converted or exercised pursuant to the if-converted method or the treasury stock method. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company’s weighted average common shares outstanding for basic and diluted are the same because the effect of the potential common stock equivalents is anti-dilutive.

The Company had the following dilutive common stock equivalents as of June 30, 2026 and 2025, which were excluded from the calculation because their effect was anti-dilutive:

	June 30, 2026	June 30, 2025
Outstanding restricted stock units	34,573	2,699
Outstanding stock options	504	391
Outstanding warrants	233,546	170,172
Common shares convertible from preferred stock	53,459	47,263
Common shares convertible from convertible notes	430,239	—
Total	752,321	220,525

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

3. Property and Equipment, net

Property and equipment, net, consisted of the following:

	June 30, 2026	December 31, 2025
Instrument tray sets	$858	$829
Construction in progress	772	836
Lab equipment	79	79
IT equipment	56	56
Leasehold improvements	15	15
Office furniture	15	9
Property and equipment, gross	1,795	1,824
Less: accumulated depreciation	(1,024)	(906)
Property and equipment, net	$771	$918

Construction in progress is made up of reusable components that will become reusable instrument tray sets. Depreciation expense was approximately $45 and $48 for the three months ended June 30, 2026 and 2025, respectively, and $118 and $90 for the six months ended June 30, 2026 and 2025, respectively.

4. Intangible Assets, net

The Company’s intangible assets, net relate to developed technology, trademarks/trade names and customer relationships acquired in connection with the acquisition of substantially all of the assets of SiVantage, Inc. (“SI”) and SIMPL Medical, LLC (the “SI Acquisition”) as described in the Company’s Annual Report. Intangible assets were valued based on their estimated fair value on the date of acquisition and are being amortized on a straight-line basis over estimated useful lives of 7-8 years for developed technology, 10 years for trademarks/trade names and 8 years for customer relationships.

Intangible assets as of June 30, 2026 consist of the following:

	Gross Value	Accumulated Amortization	Net Value
Developed technology	$103	$(12)	$91
Trademarks/trade names	196	(18)	178
Customer relationships	210	(24)	186
Total	$509	$(54)	$455

Intangible assets as of December 31, 2025 consist of the following:

	Gross Value	Accumulated Amortization	Net Value
Developed technology	$103	$(5)	$98
Trademarks/trade names	196	(8)	188
Customer relationships	210	(11)	199
Total	$509	$(24)	$485

Amortization expense for three months ended June 30, 2026 and 2025 was $15 and $0, respectively and $30 and $0 for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, future amortization of amortizable intangible assets is as follows:

2026 (remaining 6 months)	$29
2027	59
2028	59
2029	59
2030	59
Thereafter	190
$455

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accrued compensation	$947	$710
Accrued professional services fees	584	484
Other accrued expenses	421	443
Total accrued expenses	$1,952	$1,637

6. Leases

In June 2021, the Company entered into a facility lease agreement for its company headquarters in Los Gatos, California, which was to expire in June 2026. In February 2026, the Company entered into a lease extension for the same facility. This non-cancellable operating lease expires in May 2031. In April 2026, the Company entered into a lease agreement for a sales facility in Tampa, Florida, which expires in April 2028. Operating lease expense for the facility leases was $95 and $73 for the three months ended June 30, 2026 and 2025, respectively and $171 and $146 for the six months ended June 30, 2026 and 2025, respectively.

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2026	2025
Operating lease right-of-use assets	$1,431	$131

Operating lease liability, current	$215	$141
Operating lease liability, noncurrent	1,131	—
Total operating lease liabilities	$1,346	$141

Future maturities of operating lease liabilities as of June 30, 2026 were as follows:

2026 (remaining 6 months)	$157
2027	320
2028	329
2029	338
2030	348
Thereafter	147
Total lease payments	1,639
Less: imputed interest	(293)
Present value of operating lease liabilities	$1,346

Other information:

Cash paid for operating leases for the six months ended June 30, 2026	$268
Cash paid for operating leases for the six months ended June 30, 2025	$153
Remaining lease term - operating leases (in years)	4.92
Average discount rate - operating leases	8.0%

7. Debt

Convertible Promissory Notes

On March 11, 2026, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which the Company agreed to issue and sell in a private placement an aggregate principal amount of $5,160 20% original issue discount senior convertible promissory notes (the “Convertible Promissory Notes”) for aggregate gross proceeds of approximately $4.3 million before deducting fees and expenses of the placement agent of $433.

The Convertible Promissory Notes have a maturity date of September 11, 2026, which, at the option of the Company, can be extended until December 11, 2026.

Following the six month anniversary of the issuance date, the Convertible Promissory Notes will be convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price per share equal to the greater of 80% of the VWAP for the 3 trading days immediately prior to the date of conversion and $5.4845, subject to adjustment for stock splits and pro rata distributions as provided in the Convertible Promissory Notes.

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

For the three and six months ended June 30, 2026, the Company recorded interest expense, which included the amortization of the discount, the initial value of the derivative liability and transaction costs of $852 and $1,028, respectively, related to the Convertible Promissory Notes.

8. Derivative Liability

The Company evaluated the conversion feature of the Convertible Promissory Notes under applicable accounting guidance and concluded that the feature is not indexed to the Company’s own stock and does not meet the criteria for equity classification. Accordingly, the conversion feature is accounted for as an embedded derivative liability.

The fair value of the derivative liability at issuance date was $563 as determined using a Monte Carlo simulation model with expected terms of 0.5 and 0.75 years and expected daily volatility of 4.93% and 15,000 simulation paths. The model also incorporates assumptions regarding the optimal behavior of both the holder as it relates to the timing of conversion and the Company as it relates to the exercise of the extension option. The Company used a Monte Carlo simulation due to the presence of path-dependent features, including the use of a multi-day VWAP in determining the conversion price and the Company’s option to extend the maturity date.

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

Subsequent to initial recognition, the derivative liability is remeasured at fair value at each reporting date in accordance with ASC 820, with changes in fair value recognized in earnings within other income (expense) in the condensed statements of operations and comprehensive loss. For the three and six months ended June 30, 2026, the gain on the change in fair value of the derivative liability was $133 and $88, respectively.

The following is a reconciliation of the changes in the fair value of the derivative liability for the six months ended June 30, 2026:

Balance at January 1, 2026	$—
Initial recognition of derivative liability	563
Change in fair value	(88)
Balance at June 30, 2026	$475

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

At-the-Market Offering Program

On May 4, 2023, the Company entered into an Equity Distribution Agreement to establish an at-the-market offering program, under which the Company may sell from time to time, at its option, shares of its common stock having an aggregate gross sales price of $5.5 million. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. During the three and six months ended June 30, 2026 and 2025, no shares of the Company’s common stock were sold under the program. Per the terms of the Equity Distribution Agreement, no shares are available to be issued under the program as of June 30, 2026.

2025 Warrant Inducement

On March 11, 2025, the Company entered into a warrant exercise inducement offer letter agreement (the “Inducement Letter”) with the holder of the Series A New Warrants and Series B New Warrants (the “Existing Warrants”), pursuant to which, the holder agreed to exercise the Existing Warrants at a reduced exercise price of $43.75 per share in consideration for the Company’s agreement to issue (i) new unregistered five-year warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 69,878 shares of common stock at an exercise price of $43.75 per share and (ii) new unregistered three-year warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “New Warrants”) to purchase up to an aggregate of 34,939 shares of common stock at an exercise price of $43.75 per share (the “2025 Warrant Inducement”). The New Warrants were not exercisable without approval by the Company’s stockholders (the “Approval Date”), which was obtained on September 18, 2025. The Series C-1 Warrants are exercisable five years from the Approval Date, and the Series C-2 Warrants are exercisable three years from the Approval Date. Pursuant to the 2025 Warrant Inducement, the Company received proceeds, net of financial advisor fees and other transaction expenses, of $2,735. The incremental value of the consideration to the holders of the Existing Warrants was $5,113.

The Company filed a registration statement on Form S-1 on April 4, 2025 providing for the resale of the shares of common stock issuable upon the exercise of the New Warrants.

2025 Securities Purchase Agreements

On March 25, 2025, the Company entered into a securities purchase agreement for the issuance of 20,958 shares of its common stock (or common stock equivalents in lieu thereof) in a registered direct offering at a purchase price of $70.00 per share. In a concurrent private placement, the Company also agreed to issue to the same investor warrants to purchase up to 20,958 shares of its common stock at an exercise price of $70.00 per share, which will be exercisable immediately, and will expire five years following the date of issuance. Pursuant to the agreements, the Company received proceeds, net of financial advisor fees and other transaction expenses, of $1,234.

Also on March 25, 2025, the Company entered into a securities purchase agreement for the issuance of 36,329 shares of its common stock (or common stock equivalents in lieu thereof) in a registered direct offering at a purchase price of $70.00 per share. In a concurrent private placement, the Company also agreed to issue to the same investor warrants to purchase up to 36,329 shares of its common stock at an exercise price of $70.00 per share, which will be exercisable immediately, and will expire five years following the date of issuance. Pursuant to the agreements, the Company received proceeds, net of financial advisor fees and other transaction expenses, of $2,290.

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

A summary of the Company’s stock option and restricted stock unit activity under its plans is as follows:

	Number of Shares Subject to Outstanding Stock Options	Weighted Average Exercise Price per Share	Number of Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2025	506	$459.20	26,212	$44.10
Granted	—	—	21,258	$26.95
Released	—	—	(12,742)	$40.95
Cancelled/Forfeited	(2)	$19,768.00	(155)	$54.95
Outstanding at June 30, 2026	504	$390.25	34,573	$34.65

The following table sets forth stock-based compensation expense recognized for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$102	$208	$197	$557
Sales and marketing	36	27	48	64
General and administrative	274	182	498	668
Total stock-based compensation expense	$412	$417	$743	$1,289

At June 30, 2026, there were 1,306 shares available for issuance under the 2022 Plan.

Warrants

IPO Warrants

In April 2022, in association with the Company’s initial public offering, the Company granted to The Benchmark Company, LLC and Valuable Capital Limited warrants to purchase a total of 35 shares of common stock. The warrants were immediately exercisable at an exercise price of $14,000.00 per share and expire on the fifth anniversary of the commencement of sales under the IPO. The fair value of the warrants on the grant date was $7,700.00 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 62.55%, dividend yield of 0%, and risk-free interest rate of 2.92%. The Company recorded the fair value of these warrants of $264 as an issuance cost to additional paid-in capital in 2022. All of the IPO warrants remain outstanding as of June 30, 2026.

Registered Offering Warrants

In June 2023, in connection with a registered offering of stock, the Company issued warrants to purchase a total of 7,143 shares of common stock (the “Registered Offering Warrants”). The Registered Offering Warrants were exercisable upon issuance and will expire five years from the date of issuance. Per the terms of the Registered Offering Warrants, the exercise price reset on July 16, 2023, to $880.88 per share. The fair value of the Registered Offering Warrants on the grant date of $3,164, or $442.40 per warrant, was calculated using a Monte-Carlo simulation to estimate the final exercise price, which is considered a Level 3 fair value measurement, using as inputs; the starting value of $840.00 per share, the Company’s VWAP on June 16; an assumed daily distribution of returns; a mean daily return of 5.18%; a short-term annual volatility of 100% and a standard deviation of 6.3%. The model used Black-Scholes to then calculate the estimated fair value of the Registered Offering Warrants, using an estimated time to maturity of 4.9 years, a risk-free interest rate of 3.99% and a long-term volatility of 60%. As of June 30, 2026, Registered Offering Warrants to purchase 5,929 shares of common stock remain outstanding.

Convertible Note Warrants

In November 2023, in connection with the issuance of the Convertible Notes, the Company issued warrants to purchase a total of 161 shares of common stock at an exercise price equal to $543.20 per share. The warrants expire five years from the issuance date. The fair value of the warrants on the grant date was $361.20 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.89%, dividend yield of 0%, and risk-free interest rate of 4.41%. The Company recorded the fair value of these warrants of approximately $58 as an issuance cost to additional paid-in capital in 2023. All of these warrants remain outstanding as of June 30, 2026.

Series A Preferred Stock Warrants

On February 20, 2024, in connection with the issuance of Series A Preferred Stock, the Company issued the Series A Warrants to purchase a total of 1,484 shares of common stock at an exercise price equal to $149.80 per share. The Series A Warrants are immediately exercisable and expire five years from the date of issuance. The fair value of the Series A Warrants on the grant date was $170.80 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.24%, dividend yield of 0%, and risk-free interest rate of 4.3%. The Company recorded the fair value of these warrants of $254 to additional paid-in capital in 2024. All of the Series A Preferred Stock warrants remain outstanding as of June 30, 2026.

Series B Preferred Stock Warrants

On September 5, 2024, in connection with the issuance of Series B Preferred Stock, the Company issued the Series B Warrants to purchase a total of 464 shares of common stock at an exercise price equal to $149.65 per share. The Series B Warrants are immediately exercisable and expire five years from the date of issuance. The fair value of the Series B Warrants on the grant date was $78.75 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 3.5%. The Company recorded the fair value of these warrants of $37 to additional paid-in capital in 2024. All of the Series B Preferred Stock warrants remain outstanding as of June 30, 2026.

Series C Warrants

On March 11, 2025, in connection with 2025 Warrant Inducement, the Company issued new unregistered five-year warrants (the “Series C-1 Warrants”) to purchase up to an aggregate of 69,878 shares of common stock at an exercise price of $43.75 per share and new unregistered three-year warrants (the “Series C-2 Warrants,” and together with the Series C-1 Warrants, the “Series C Warrants”) to purchase up to an aggregate of 34,939 shares of common stock at an exercise price of $43.75 per share. The Series C Warrants were exercisable upon approval by the Company’s stockholders, which was obtained on September 18, 2025 (the “Approval Date”). The Series C-1 Warrants are exercisable five years from the Approval Date, and the Series C-2 Warrants are exercisable three years from the Approval Date. Pursuant to the 2025 Warrant Inducement, the Company received proceeds, net of financial advisor fees and other transaction expenses, of $2,735.

The fair value of the Series C-1 Warrants on the grant date was $33.95 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.0%. The fair value of the Series C-2 Warrants on the grant date was $28.00 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 3.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.0%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. The Company recorded the excess of the incremental value of the modified Series A New Warrants and Series B New Warrants and the fair value of the Series C Warrants over the cash proceeds from the exercise of the modified Series A New Warrants and Series B New Warrants as equity offering costs. All of the Series C Warrants remain outstanding as of June 30, 2026.

Series D Warrants

On March 25, 2025, in connection with a securities purchase agreement, the Company issued warrants to purchase up to 20,958 shares of its common stock at an exercise price of $70.00 per share (the “Series D Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance. The fair value of the Series D Warrants on the grant date was $95.20 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.1%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. All of the Series D Warrants remain outstanding as of June 30, 2026.

Series E Warrants

Also on March 25, 2025, in connection with a securities purchase agreement, the Company issued warrants to purchase up to 36,329 shares of its common stock at an exercise price of $70.00 per share (the “Series E Warrants”), which were exercisable upon issuance, and will expire five years following the date of issuance. The fair value of the Series E Warrants on the grant date was $95.20 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 5.00 years, expected volatility of 68.40%, dividend yield of 0%, and risk-free interest rate of 4.1%. The Company recorded the fair value of these warrants to additional paid-in capital in the first quarter of 2025. All of the Series E Warrants remain outstanding as of June 30, 2026.

PIPE Warrants

On November 11, 2025, in connection with entering into securities purchase agreements with certain accredited investors in an at-the-market private investment in public equity financing, the Company issued warrants to purchase 63,369 shares of its common stock at an exercise price of $40.60 per share, with an expiration date of 3 years from the date of issuance (the “PIPE Warrants”). The fair value of the PIPE Warrants on the grant date was $15.40 per warrant, which was calculated using a Black-Scholes option valuation model with an expected term of 3.00 years, expected volatility of 48.80%, dividend yield of 0%, and risk-free interest rate of 3.6%. The Company recorded the fair value of these warrants to additional paid-in capital. All of the PIPE Warrants remain outstanding as of June 30, 2026.

10.  Commitments and Contingencies

Sales Representative Agreement

In April 2020, the Company entered into an Exclusive Sales Representative Agreement, under which the counterparty to the agreement (the “Representative”) received exclusive rights to market, promote, and distribute The Catamaran System in the United States and Puerto Rico. The agreement is for an initial period of five years, and automatically renews for an additional five years unless written notice is given by either party prior to April 27, 2023. The agreement provides for a bonus to be paid to the Representative upon an acquisition or IPO. In May 2021, the Company entered into an Amended and Restated Exclusive Sales Representative Agreement (the “Restated Sales Agreement”). In connection with the amended agreement, the Company paid $500 cash and issued 1,536 shares of common stock to the Representative, for which the Company recorded a combined total of approximately $880 as sales and marketing expense. In addition, the Representative received anti-dilution protections to maintain ownership of 3.0% of the fully diluted equity of the Company through the date of an initial public offering. In October 2021, the Company issued 127 shares of common stock with a fair value of approximately $31,235 to the Representative in accordance with the anti-dilution provision. In April 2022, the Company issued 893 shares of common stock to the Representative in accordance with the anti-dilution provision, fully satisfying the Company’s obligations.

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

A reconciliation of the liability under clause (b) and clause (c) for the six months ended June 30, 2026 is as follows:

Balance at January 1, 2026	$1,836
Amounts paid during 2026	(198)
Accretion	65
Balance at June 30, 2026	$1,703

Per the terms of the Termination Agreement, the Company ultimately expects to expense $3,600 under clause (b) and clause (c).

Contingent Consideration

Contingent consideration relates to royalties and future warrant exercises in conjunction with the SI Acquisition and was calculated using the present value of expected payments based on current revenue, projections of future sales, and other estimates using a discount rate of 14.6%. The fair value of the contingent consideration was determined using Level 3 fair value inputs.

A reconciliation of the contingent consideration for the six months ended June 30, 2026 is as follows:

Balance at January 1, 2026	$993
Amounts earned	(116)
Accretion	131
Balance at June 30, 2026	$1,008

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

11. Subsequent Event

2026 Offering

On July 1, 2026, the Company consummated a best efforts public offering (the “2026 Offering”) of an aggregate of (i) 157,895 shares of common stock and pre-funded warrants to purchase up to 157,895 shares of common stock and (ii) common stock purchase warrants (the “Offering Warrants”) to purchase up to 378,948 shares of common stock. Each share of common stock issued (or pre-funded warrant in lieu thereof) and accompanying Offering Warrants were sold at a combined public offering price of $13.30 per share (inclusive of the pre-funded warrant exercise price of $0.035). Per the terms of the 2026 Offering, the number of shares issuable under the Offering Warrants increased to 473,685 on August 10, 2026, due to the Reverse Stock Split.

Each Offering Warrant is immediately exercisable for one share of common stock at an exercise price of $13.30 per share and will expire on the fifth anniversary of the initial exercise date. The number of shares of common stock underlying the Offering Warrants equals 150% of the number of shares of common stock purchased by each purchaser. Each pre-funded warrant is immediately exercisable for one share of common stock at an exercise price of $0.035 per share (or on a cashless basis) and will remain exercisable until the pre-funded warrants are exercised in full.

In connection with the 2026 Offering, the Company paid WallachBeth Capital, LLC, a placement agent in the 2026 Offering, a cash fee equal to 6.5% of the gross proceeds of the 2026 Offering and a non-accountable expense allowance equal to 1% of gross proceeds, reimbursed certain of the placement agent’s expenses, and issued the placement agent warrants to purchase shares of common stock equal to 3% of the aggregate number of shares sold in the 2026 Offering, at an exercise price equal to 120% of the public offering price per share.

The proceeds from the 2026 Offering, net of placement agent fees and offering expenses were $3,620. The Company intends to use the net proceeds for partial repayment of outstanding convertible notes, expansion of the commercial footprint of its product portfolio including training clinicians on current procedures, hiring additional direct sales reps, expansion of its external distribution network, continuing clinical research studies to support reimbursement and coverage efforts, funding research and development including upcoming future launches, and increases to inventory and instrumentation capacities, as well as other marketing activities, working capital and general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2026. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements, which involve risks and uncertainties. As a result of many factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 27, 2026, our actual results may differ materially from those anticipated in these forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

Tenon Medical, Inc. was incorporated in the State of Delaware on June 19, 2012 and was headquartered in San Ramon, California until June 2021 when it relocated to Los Gatos, California. We are a medical device company dedicated to transforming care for patients with certain sacro-pelvic disorders. We currently offer two systems to treat a diseased SI Joint. We developed The Catamaran®™ SI Joint Fusion System (“The Catamaran System”) that offers a novel, less invasive approach to the SI Joint using a single, robust, titanium implant for treatment of the most common types of SI Joint disorders that cause lower back pain. We received U.S. Food and Drug Administration (“FDA”) clearance in 2018 for The Catamaran System and are currently focused on the U.S. market.

In August 2025, we acquired substantially all of the assets of SiVantage, Inc. and SIMPL Medical, LLC, including the SImmetry+® SI Joint Fusion System (“The SImmetry+ System”) that treats disorders of the SI Joint through a minimally invasive lateral access solution that incorporates well-established orthopedic fusion principles-including joint decortication, bone graft placement, and rigid fixation-with the goal of achieving a true biological fusion across the SI Joint.

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

We have incurred net losses since our inception in 2012. As of June 30, 2026, we had an accumulated deficit of approximately $88.8 million. To date, we have financed our operations primarily through public equity offerings, private placements of equity securities, certain debt-related financing arrangements, and sales of our product. We have devoted substantially all of our resources to research and development, regulatory matters and sales and marketing of our product.

Recent Developments

Bylaws Amendment

On June 10, 2026, the Board of Directors approved and adopted Amendment No. 1 (the “Amendment”) to our Bylaws, effective as of that date. The Amendment amended and restated Sections 1.5 and 1.8 of Article I of the Bylaws to change the quorum requirements for meetings of stockholders from a majority to not less than 33 1/3% of the votes entitled to be cast at the meeting, in accordance with Nasdaq Listing Rule 5620, and to provide that holders of a majority of the votes present at a meeting (rather than a majority of all outstanding shares) may determine that voting at meetings of stockholders be conducted by written ballot.

Notices from Nasdaq and Reverse Stock Split

As previously disclosed, on February 25, 2026, we received a letter (the “Notification Letter”) from the Nasdaq Listing Qualifications Staff of Nasdaq stating that for the 30 consecutive business day period between January 9, 2026 and February 24, 2026, our common stock had not maintained a minimum closing bid price of $1.00 per share which is required for continued listing on Nasdaq. We were provided an initial period of 180 calendar days, or until August 24, 2026 (the “Compliance Period”), to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the Compliance Period. On August 10, 2026 we effected a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-35. On August 12, 2026, the closing bid price of our common stock was $5.64. We expect to regain compliance with the Bid Price Rule on or about August 21, 2026. If we do not regain compliance during the Compliance Period, our common stock will be subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq hearings panel.

In addition, on May 21, 2026, we received a written notice from Nasdaq, notifying us that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000 (“Stockholders’ Equity Rule”). Subsequently, we were informed by Nasdaq that we comply with the Stockholders’ Equity Rule, however if we fail to evidence compliance in our Quarterly Report on Form 10-Q for the period ended September 30, 2026, we may be we may be subject to delisting.

The notices from Nasdaq have no immediate effect on the listing of our common stock, which will continue to be listed on Nasdaq under the symbol “TNON.” There is no assurance that we will regain compliance with the Bid Price Rule, the Stockholders’ Equity Rule, or maintain compliance with any of the other Nasdaq continued listing requirements.

2026 Offering

On July 1, 2026, we consummated a best efforts public offering (the “2026 Offering”) of an aggregate of (i) 157,895 shares of common stock and pre-funded warrants to purchase up to 157,895 shares of common stock and (ii) common stock purchase warrants (the “Offering Warrants”) to purchase up to 378,948 shares of common stock. Each share of common stock issued (or pre-funded warrant in lieu thereof) and accompanying Offering Warrants were sold at a combined public offering price of $13.30 per share (inclusive of the pre-funded warrant exercise price of $0.035). Per the terms of the 2026 Offering, the number of shares issuable under the Offering Warrants increased to 473,685 on August 10, 2026, due to the Reverse Stock Split.

Each Offering Warrant is immediately exercisable for one share of common stock at an exercise price of $13.30 per share and will expire on the fifth anniversary of the initial exercise date. The number of shares of common stock underlying the Offering Warrants equals 150%of the number of shares of common stock purchased by each purchaser. Each pre-funded warrant is immediately exercisable for one share of common stock at an exercise price of $0.035 per share (or on a cashless basis) and will remain exercisable until the pre-funded warrants are exercised in full.

In connection with the 2026 Offering, we paid WallachBeth Capital, LLC, a placement agent in the 2026 Offering, a cash fee equal to 6.5% of the gross proceeds of the 2026 Offering and a non-accountable expense allowance equal to 1% of gross proceeds, reimbursed certain of the placement agent’s expenses, and issued the placement agent warrants to purchase shares of common stock equal to 3% of the aggregate number of shares sold in the 2026 Offering, at an exercise price equal to 120% of the public offering price per share.

The proceeds from the 2026 Offering, net of placement agent fees and offering expenses were $3,620. We intend to use the net proceeds for partial repayment of outstanding convertible notes, expansion of the commercial footprint of our product portfolio including training clinicians on current procedures, hiring additional direct sales reps, expansion of our external distribution network, continuing clinical research studies to support reimbursement and coverage efforts, funding research and development including upcoming future launches, and increases to inventory and instrumentation capacities, as well as other marketing activities, working capital and general corporate purposes.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations Data:	2026	2025	2026	2025
Revenue	$1,279	$564	$2,658	$1,290
Cost of sales	465	319	899	722
Gross profit	814	245	1,759	568
Operating expenses:
Research and development	768	503	1,430	1,194
Sales and marketing	1,869	1,119	3,727	2,766
General and administrative	1,531	1,480	3,236	3,142
Total operating expenses	4,168	3,102	8,393	7,102
Loss from operations	(3,354)	(2,857)	(6,634)	(6,534)
Other income (expense), net:
Gain on investments	24	88	49	149
Interest expense	(852)	—	(1,028)	—
Other income	132	—	87	—
Net loss	$(4,050)	$(2,769)	$(7,526)	$(6,385)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations Data:	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of sales	36	57	34	56
Gross profit	64	43	66	44
Operating expenses:
Research and development	60	89	54	93
Sales and marketing	146	198	140	214
General and administrative	120	262	122	244
Total operating expenses	326	550	316	551
Loss from operations	(262)	(507)	(250)	(507)
Other income (expense), net:
Gain on investments	2	16	2	12
Interest expense	(67)	—	(39)	—
Other income	10	—	3	—
Net loss	(317)%	(491)%	(283)%	(495)%

Comparison of the Three and Six Months Ended June 30, 2026 and 2025 (in thousands, except percentages)

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$1,279	$564	$715	127%
Cost of sales	465	319	146	46%
Gross profit	$814	$245	$569	232%
Gross profit percentage	64%	43%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$2,658	$1,290	$1,368	106%
Cost of sales	899	722	177	25%
Gross profit	$1,759	$568	$1,191	210%
Gross profit percentage	66%	44%

Revenue. The increase in revenue for both the three and six months ended June 30, 2026 as compared to 2025 was primarily due to a significant increase in the number of surgical procedures, including the addition of revenue related to The SImmetry+ System.

Cost of Sales, Gross Profit, and Gross Margin. The change in cost of sales for the three and six months ended June 30, 2026 as compared to 2025 was due to the absorption of production overhead costs into our standard cost and operating leverage created due to lower relative fixed costs and increased revenue volume.

Operating Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Research and development	$768	$503	$265	53%
Sales and marketing	1,869	1,119	750	67%
General and administrative	1,531	1,480	51	3%
Total operating expenses	$4,168	$3,102	$1,066	34%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Research and development	$1,430	$1,194	$236	20%
Sales and marketing	3,727	2,766	961	35%
General and administrative	3,236	3,142	94	3%
Total operating expenses	$8,393	$7,102	$1,291	18%

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2026 increased as compared to 2025 primarily due to increased professional fees ($273) and payroll and employee expenses ($74), partially offset by decreased stock-based compensation ($107). Research and development expenses for the six months ended June 30, 2026 increased as compared to 2025 primarily due to increased professional fees ($501) and payroll and employee expenses ($32), partially offset by decreased stock-based compensation ($360).

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2026 increased as compared to the same period in 2025 primarily due to increased commission expenses ($369), payroll and employee expenses ($309) and stock-based compensation ($8), partially offset by decreased consulting and professional fees ($2). Sales and marketing expenses for the six months ended June 30, 2026 increased as compared to the same period in 2025 primarily due to increased commission expense ($417) and payroll and employee expenses ($408), partially offset by decreased consulting and professional fees ($72) and stock-based compensation ($16).

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2026 increased as compared to the same period in 2025 primarily due to increased stock-based compensation ($92) and payroll and employee expenses ($66), partially offset by decreased professional service fees ($111). General and administrative expenses for the six months ended June 30, 2026 increased as compared to the same period in 2025 primarily due to increased payroll and employee expenses ($255) and insurance costs ($25), partially offset by decreased stock-based compensation ($170) and professional service fees ($23).

Gain on Investments, Interest Expense and Other Income

Gain on investments for the three and six months ended June 30, 2026 decreased as compared to 2025 due to interest on lower average cash and cash equivalent balances. Interest expense for the three and six months ended June 30, 2026 related to interest on our convertible notes. Other income for the three and six months ended June 30, 2026 related to gains on the change in fair value of our derivative liability.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $1.7 million. Since inception, we have financed our operations through private placements of preferred stock, debt financing arrangements, our initial public offering, additional stock offerings and the sale of our products. As of June 30, 2026, we had an accumulated deficit of $88.8 million, and we expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.

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

On July 1, 2026, we consummated a public offering of an aggregate of (i) 157,895 shares of common stock and pre-funded warrants to purchase up to 157,895 shares of common stock, and (ii) common stock purchase warrants to purchase up to 473,685 shares of common stock. Each share of common stock, pre-funded warrant and accompanying common stock purchase warrants was sold at a combined public offering price of $13.30 per share, for proceeds, net of placement fees and offering expenses, of approximately $3,620.

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

Cash Flows (in thousands, except percentages)

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(5,718)	$(4,697)	$(1,021)	22%
Investing activities	(228)	(192)	(36)	19
Financing activities	3,867	6,200	(2,333)	(38)
Net (decrease) increase in cash and cash equivalents	$(2,079)	$1,311	$(3,390)	(259)%

The increase in net cash used in operating activities for the six months ended June 30, 2026 as compared to 2025 was primarily attributable to our increased net loss adjusted for increased non-cash expenses ($460) in addition to decreased accounts payable ($742) and increased accounts receivable ($348), partially offset by decreases in inventory ($598).

Cash used in investing activities for the six months ended June 30, 2026 and 2025 consisted of purchases of property and equipment ($228 and $192, respectively).

Cash provided by financing activities for the six months ended June 30, 2026 consisted of the net proceeds from the issuance of convertible notes ($3,867). Cash provided by financing activities for the six months ended June 30, 2025 consisted primarily of gross proceeds from the issuance of common stock from our securities purchase agreements ($4,010) and gross proceeds from the exercise of warrants under the inducement agreement ($3,057), net of total offering costs ($867).

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. For the six months ended June 30, 2026, there were no significant changes to our existing critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K with the exception of our policy for derivative liabilities which is included in Note 2 to our condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2026, and December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

Except for the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC during the quarter ended June 30, 2026, the Company did not issue any equity securities which were not registered under the Securities Act.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 No. 333-271648, filed on May 4, 2023)
3.2	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of the Registrant, filed on October 25, 2023 (incorporated by reference to exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
3.3	Amendment to Certificate of Incorporation - Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant, filed on November 1, 2023 (incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2023)
3.4	Amendment to Certificate of Incorporation - Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant, filed on September 4, 2024 (incorporated by reference to exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
3.5	Certificate of Designations, Rights and Preferences for Series A Preferred Stock of the Registrant, filed on February 20, 2024 (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
3.6	Amendment to Certificate of Designations, Rights and Preferences for Series A Preferred Stock, filed on September 5, 2024 (incorporated by reference to exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
3.7	Certificate of Designations, Rights and Preferences for Series B Preferred Stock, filed on September 5, 2024 (incorporated by reference to exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
3.8	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2026)
3.9	Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-260931, filed on April 20, 2022)
3.10	Amendment No. 1 to the Bylaws of Tenon Medical, Inc. (incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 11, 2026)
4.1#	Tenon Medical Inc., 2022 Equity Incentive Plan (incorporated by reference to exhibit 10.30 to the Registrant’s Registration Statement S-1/A No. 333-260931, filed on April 20, 2022)
4.2#	Amendment to Tenon Medical, Inc. 2022 Equity Incentive Plan, dated as of July 23, 2024 (incorporated by reference to exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 No. 333-293417, filed on February 12, 2026)
4.3#	Amendment to Tenon Medical, Inc. 2022 Equity Incentive Plan, dated as of September 18, 2025 (incorporated by reference to exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 No. 333-290808, filed on October 10, 2025)
4.4	Form of Representative’s Warrant in connection with the Registrant’s Initial Public Offering (incorporated by reference to exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A No. 333-260931, filed on April 15, 2022)
4.5	Form of publicly traded Warrant issued on June 16, 2023 (incorporated by reference to exhibit 4.1 to the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)
4.6	Form of Warrant Agency Agreement between the Company and VStock Transfer, LLC (incorporated by reference to exhibit 4.3 to the Registrant’s Registration Statement No. 333-272488, filed on June 7, 2023)
4.7	Form of Warrant issued to investors on November 21, 2023 (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)
4.8	Form of Warrant issued to investors in the Series A Preferred Stock offering on February 20, 2024 (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
4.9	Form of Warrant issued to the investors in the Series B Preferred Stock offering (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
4.10	Form of Series A Warrants issued in September 2024 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2024)
4.11	Form of Series B Warrants issued in September 2024 (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2024)
4.12	Form of Series C-1 Warrant (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)

4.13	Form of Series C-2 Warrant (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
4.14	Form of Common Warrants, issued on March 26, 2025 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2025)
4.15	Form of Pre-Funded Warrants issued on March 26, 2025 (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2025)
4.16	Form of Common Warrants, issued on March 27, 2025 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2025)
4.17	Form of Pre-Funded Warrants issued on March 27, 2025 (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2025)
4.18	Form of Common Stock Purchase Warrant, dated November 13, 2025 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 17, 2025)
4.19	Form of Senior Convertible Promissory Notes, dated March 11, 2026 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2026)
4.20	Form of Common Warrant issued in connection with the Company’s public offering consummated on July 1, 2026 (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on July 2, 2026)
4.21	Form of Pre-Funded Warrant issued in connection with the Company’s public offering consummated on July 1, 2026 (incorporated by reference to exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on July 2, 2026)
4.22	Form of Placement Agent Warrant issued to WallachBeth Capital, LLC in connection with the Company’s public offering consummated on July 1, 2026 (incorporated by reference to exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on July 2, 2026)
10.1#	Employment Agreement dated June 1, 2021 between Steven M. Foster and the Registrant (incorporated by reference to exhibit 10.15 the Registrant’s Registration Statement on Form S-1 No. 333-260931, filed on November 10, 2021)
10.2#	Employment Agreement dated June 1, 2021 between Richard Ginn and the Registrant (incorporated by reference to exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 No. 333-260931, filed on November 10, 2021)
10.3#	Consulting Agreement dated May 7, 2021 by and between Richard Ferrari and the Registrant (incorporated by reference to exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 No. 333-260931, filed on November 10, 2021)
10.4#	Amendment to the Consulting Agreement, dated May 7, 2021, by and between Tenon Medical, Inc. and Richard Ferrari, dated as of May 7, 2026 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 12, 2026)
10.5#	Offer Letter dated as of August 16, 2024, issued by the Company to Kevin Williamson (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 27, 2024)
10.6	Form of Securities Purchase Agreement between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2023)
10.7	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series A Preferred Stock (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 22, 2024)
10.8	Form of Securities Purchase Agreement entered into between the Registrant and investors in the November 2023 Notes (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2023)
10.9	Form of Securities Purchase Agreement entered into between the Registrant and investors in the Series B Preferred Stock financing (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 6, 2024)
10.10	Form of Inducement Letter, dated September 16, 2024 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2024)
10.11	Form of Inducement Letter, dated March 11, 2025 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 12, 2025)
10.12	Placement Agency Agreement, dated March 25, 2025, by and between Tenon Medical, Inc. and A.G.P./Alliance Global Partners, LLC (incorporated by reference to exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2025)
10.13	Form of Securities Purchase Agreement, dated as of March 25, 2025, by and between the Company and the purchasers listed on the signature pages thereto (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2025)

10.14	Placement Agency Agreement, dated March 25, 2025, by and between Tenon Medical, Inc. and A.G.P./Alliance Global Partners, LLC (incorporated by reference to exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2025)
10.15	Form of Securities Purchase Agreement, dated as of March 25, 2025, by and between the Company and the purchasers listed on the signature pages thereto (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2025)
10.16	Asset Purchase Agreement between Tenon Medical Inc. and SiVantage Inc., dated August 1, 2025 (incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2025)
10.17	Asset Purchase Agreement between Tenon Medical Inc. and SIMPL Medical, LLC, dated August 1, 2025 (incorporated by reference to exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2025)
10.18#	Form of Employment Agreement between Tenon Medical Inc. and Wyatt Geist, dated August 1, 2025 (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2025)
10.19#	Form of Employment Agreement between Tenon Medical Inc. and Nate Grawey, dated August 1, 2025 (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 7, 2025)
10.20	Form of Securities Purchase Agreement, dated November 10, 2025, between Tenon Medical Inc. and Purchasers (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 17, 2025)
10.21	Form of Securities Purchase Agreement, dated March 11, 2026, between Tenon Medical, Inc. and Purchasers (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2026)
10.22*	Lease Agreement for the Company’s sales facility located in Tampa, Florida, entered into in April 2026
10.23	Form of Securities Purchase Agreement, dated June 29, 2026, by and between Tenon Medical, Inc. and the investors party thereto (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 2, 2026)
10.24	Placement Agency Agreement, dated June 29, 2026, by and between Tenon Medical, Inc. and WallachBeth Capital, LLC (incorporated by reference to exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on July 2, 2026)
19.1	Insider Trading Policy (incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2024)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Registration Statement No. 333-281531, filed on September 9, 2024)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and President of Tenon Medical, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Tenon Medical, Inc.
32.1**	Section 1350 Certification of the President and Chief Executive Officer of Tenon Medical, Inc.
32.2**	Section 1350 Certification of the Chief Financial Officer of Tenon Medical, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Denotes management compensation plan, agreement or arrangement

*	Filed herewith

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENON MEDICAL, INC.

Dated: August 13, 2026	/s/ Steven M. Foster
Steven M. Foster
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: August 13, 2026	/s/ Kevin Williamson
Kevin Williamson
Chief Financial Officer (Principal Financial and Accounting Officer)